Form 10-Q
period 2023-06-30
LQR House Inc.
filed 2023-09-21
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-41778

LQR House Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-1604197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6800 Indian Creek Dr. Suite 1E

Miami Beach, FL 33141

(786) 389-9771

(Address of principal executive offices, including zip code)

Tel: (786) 389-9771

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	LQR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 21, 2023, the Company had 13,805,434 shares of common stock, $0.0001 par value, issued and outstanding.

LQR HOUSE, INC.

FORM 10-Q

i

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

As a company with less than $1.235 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act,”) as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other exemptions from requirements that are otherwise applicable to public companies that are not emerging growth companies. These provisions include:

●	Reduced disclosure about our executive compensation arrangements;

●	Exemptions from non-binding shareholder advisory votes on executive compensation or golden parachute; and

●	Exemption from auditor attestation requirement in the assessment of our internal control over financial reporting.

We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.235 billion or more; (ii) the last day of the year following the fifth anniversary of the first sale of the common equity securities pursuant to an effective registration under the Securities Act; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.

ii

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LQR HOUSE, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$100,057	$7,565
Accounts receivable, related party	64,698	224,692
Advances to related party	127,340	314,766
Subscription receivable	100,000	-
Total current assets	392,095	547,023
Intangible assets, net	1,958,333	2,083,333
Deferred offering costs	516,829	-
Right of use asset	13,790	-
Total assets	$2,881,047	$2,630,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$542,834	$287,457
Accounts payable, related party	58,263	104,002
Accrued expenses	117,356	199,256
Right of use liability, current portion	9,497	-
Subscription liability	50,000	-
Total current liabilities	777,950	590,715
Right of use liability	5,021	-
Total liabilities	782,971	590,715

Stockholders’ equity:
Common stock, $0.0001 par value, 350,000,000 shares authorized, 10,155,434 and 9,200,405 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,016	920
Additional paid-in capital	9,798,526	5,843,622
Accumulated deficit	(7,701,466)	(3,804,901)
Total stockholders’ equity	2,098,076	2,039,641
Total liabilities and stockholders’ equity	$2,881,047	$2,630,356

See the accompanying notes to the unaudited financial statements.

LQR HOUSE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue - services	$143,235	$74,975	$293,798	$103,225
Revenue - product	47,787	-	47,787	-
Total revenues	191,022	74,975	341,585	103,225

Cost of revenue - services	95,830	204,064	198,827	517,019
Cost of revenue - product	40,131	-	40,131	-
Total cost of revenue	135,961	204,064	238,958	517,019
Gross profit (loss)	55,061	(129,089)	102,627	(413,794)

Operating expenses:
General and administrative	3,559,688	248,052	3,881,005	501,589
Sales and marketing	51,864	169,991	100,187	332,877
Total operating expenses	3,611,552	418,043	3,981,192	834,466

Loss from operations	(3,556,491)	(547,132)	(3,878,565)	(1,248,260)
Net loss	$(3,556,491)	$(547,132)	$(3,878,565)	$(1,248,260)

Weighted average common shares outstanding -basic and diluted	9,492,045	9,037,072	9,346,226	8,994,294
Net loss per common share - basic and diluted	$(0.37)	$(0.06)	$(0.41)	$(0.14)

See the accompanying notes to the unaudited financial statements.

LQR HOUSE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2021	8,937,905	$894	$5,525,773	$(1,962,726)	$3,563,941
Vesting of restricted stock units	87,500	9	65,616	-	65,625
Net loss	-	-	-	(701,128)	(701,128)
Balances at March 31, 2022	9,025,405	903	5,591,389	(2,663,854)	2,928,438
Vesting of restricted stock units	-	-	65,625	-	65,625
Net loss	-	-	-	(547,132)	(547,132)
Balances at June 30, 2022	9,025,405	$903	$5,657,014	$(3,210,986)	$2,446,931

Balances at December 31, 2022	9,200,405	$920	$5,843,622	$(3,804,901)	$2,039,641
Recapitalization (Note 5)	29	-	-	-	-
Net loss	-	-	-	(322,074)	(322,074)
Balances at March 31, 2023	9,200,434	920	5,843,622	(4,126,975)	1,717,567
Issuance of common stock pursuant to private placement	955,000	96	954,904	-	955,000
Issuance of common stock for services	3,000,000	300	2,999,700	-	3,000,000
Repurchase of shares	(3,000,000)	(300)	(17,700)	-	(18,000)
Net loss	-	-	-	(3,556,491)	(3,556,491)
Balances at June 30, 2023	10,155,434	$1,016	$9,780,526	$(7,683,466)	$2,098,076

See the accompanying notes to the unaudited financial statements.

LQR HOUSE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Month Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,878,565)	$(1,248,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	125,000	125,000
Vesting of restricted stock units	-	131,250
Issuance of common stock for services	3,000,000	-
Changes in operating assets and liabilities:
Accounts receivable, related party	159,994	(25,421)
Prepaid expenses	-	(99,395)
Accounts payable	(171,982)	128,890
Accounts payable, related party	(45,739)	(27,871)
Accrued expenses	(81,900)	-
Right of use liability, net	728	-
Net cash used in operating activities	(892,464)	(1,015,807)
Cash flows from investing activities:
Net repayments from (advances to) related party	187,426	(59,086)
Net cash provided by (used in) investing activities	187,426	(59,086)
Cash flows from investing activities:
Deferred offering costs	(89,470)	-
Issuance of common stock and pursuant to private placement	855,000	-
Subscription liability	50,000	-
Repurchase of shares	(18,000)	-
Net cash provided by financing activities	797,530	-
Net change in cash and cash equivalents	92,492	(1,074,893)
Cash and cash equivalents at beginning of period	7,565	1,116,101
Cash and cash equivalents at end of period	$100,057	$41,208

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Subscription receivable	$100,000	$-

See the accompanying notes to the unaudited financial statements.

LQR HOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

LQR House Inc. (“LQR” or the “Company”) was incorporated on January 11, 2021, in the state of Delaware. The Company operates primarily in the beverage alcohol industry owning specialty brands, providing marketing and distribution services.

As of June 30, 2023, the Company has not achieved its planned level of operations. The Company’s activities since inception have been limited and consisted of formation activities, commencement of operations and capital raising activities. To date, the Company has only generated limited amounts of revenue and the Company is dependent on external capital, including funds from the Initial Public Offering described below to execute its planned operations.

Reorganization and Reverse Stock Split

On February 3, 2023, the Company changed its state of incorporation to the State of Nevada by merging into LQR House Inc., a Nevada corporation. On February 3, in accordance with our reincorporation to Nevada, the Company’s authorized capital stock changed from 100,000,000 shares of common stock, $0.001 par value, to 350,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. At the same time, the Company also completed a 6-for-1 reverse stock split of its outstanding common stock through the merger by issuing one share of common stock for every six previously outstanding shares of common stock of the predecessor Delaware company. The accompanying financial statements and related disclosures have been presented to retroactively reflect the Reorganization.

Initial Public Offering

On August 9, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, relating to the Company’s initial public offering (the “Offering” or “IPO”) of 1,150,000 shares (the “Shares”) of the Company’s common stock which included the exercise by the underwriters in full of the over-allotment option to purchase an additional 150,000 shares of the Company’s common stock, at an Offering price of $5.00 per share. The closing of the IPO took place on August 11, 2023. Total gross proceeds, including the exercise of the over-allotment option, was $5.75 million. The aggregate net proceeds to the Company from the IPO were approximately $4.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $3,878,565 and $1,248,260 and has negative cash flows from operations of $892,464 and $1,015,807 for the six months ended June 30, 2023 and 2022, respectively.

Management’s Plans

As of September 21, 2023, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash and cash equivalents of $100,057 as of June 30, 2023, together with the approximate $4.7 million of net proceeds received in August 2023 from the Company’s IPO will be sufficient to fund its operating expenses and capital expenditure requirements for at least one year from the date these financial statements are issued.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The Company’s fiscal year end is December 31.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act and has elected to comply with certain reduced public company reporting requirements, however, the Company may adopt accounting standards based on the effective dates for public entities when early adoption is permitted.

Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the six-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-272660) which was declared effective on August 9, 2023.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to valuations of common stock. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Significant Risks and Uncertainties

The Company is subject to customary risks and uncertainties including, but not limited to, the need for protection of proprietary technology, dependence on key personnel, costs of services provided by third parties and limited operating history.

Variable Interest Entities

The Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated. The Company evaluated whether it was the primary beneficiary in its common control asset acquisitions (Note 4) and related party agreements (Note 5) and determined it is not the primary beneficiary of any entities.

Concentrations of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company maintains balances in excess of the federally insured limits.

Concentrations

The Company’s ability to derive revenue from marketing services is reliant on its relationship and marketing license agreement with Ssquared Spirits LLC, a related party entity, and CWS who fulfills sales for the products sold by clientele using our marketing services. The discontinuance of such relationships or termination of the marketing license agreement would have a material negative impact on the Company’s operations.

Furthermore, the Company relies and expects to continue to rely on a small number of vendors. The loss of one of these vendors may have a negative short-term impact on the Company’s operations. However, the Company believes there are acceptable substitute vendors that can be utilized longer term.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of the Company’s accounts receivable and accounts payable approximate their fair values due to the short maturity of these instruments. The Company believes the carrying amount of its advances to related parties approximate fair value due to its short-term maturity.

Accounts Receivable

Accounts receivable are derived from services and products delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries. The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers¸ the Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers in an amount that reflects the consideration expected to be received in exchange for transferring goods or services to customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.

The Company derives its revenue from marketing services, distribution of its SWOL Tequila product to CWS, and subscription-based membership revenue. Revenue is reported net of discounts.

Marketing Services

The Company contracts with third-party alcoholic beverage brands to utilize access to the CWS alcoholic beverage website (the “CWS Platform). The Company and the brands enter into a commercial relationship. The Company performs services such as creating a marketing campaign strategy, developing promotional materials and advertising promotional materials through the CWS Platform. Revenue is recognized over a period time, as the marketing services are being continually provided on a daily and monthly basis over the life of an agreed upon campaign. Marketing campaigns generally range from one to three months.

Product Sales

The Company wholly owns SWOL Tequila, a tequila made in limited batches from a third-party producer located in Mexico. The Company facilitates all efforts to get the product delivered to CWS for retail distribution in the United States, including advancing costs for production, shipping and other importing and delivery charges. The Company is entitled to payment of cost plus an additional 20% on each bottle of SWOL Tequila sold to CWS. Revenue is recognized at the point in which the products are delivered to CWS, when LQR has fulfilled its performance obligation. Due to certain restrictions on the delivery and custodianship of alcoholic beverage, CWS is require to take ownership of the product at time of delivery, and there is no recourse or right of return. The Company records gross revenue as it’s the primary obligor in the transaction.

Vault

Vault is the exclusive membership program for CWS customers. Through the CWS Platform, users can sign up for membership where they will have access to all products available through CWS combined with special membership benefits including discounted products, free shipping and promotional offers. The Company markets this membership program on the CWS Platform and is entitled to 50% of the revenue from the subscriptions. Members are charged monthly membership fees, and the Company recognizes the 50% fee it is entitled to from CWS as net revenue. The Company records revenue on transactions when the user initially subscribes or renews their membership, as the Company is the agent of the transaction and do not typically provide significant post transaction services to the user or bear responsibility for the promised goods or services included in the membership. The Company records a reserve for chargebacks and cancellations at the time of the transaction based on historical experience. During the three and six months ended June 30, 2023, revenue from Vault memberships totaled $8,117 and $16,911, respectively.

Contract Balances

Accounts receivable represent amounts owed from marketing and product sales invoiced, but not yet received.

Contract liabilities represent obligations to transfer services to a customer for which the Company has already received consideration. Payments for marketing services are generally received upfront in advance of the Company satisfying the related performance obligation and are recorded as a deferred revenue liability. The deferred revenue is reduced as the services are performed and the revenue is recognized. As of June 30, 2023 and December 31, 2022, the Company had $0 in deferred revenue.

Cost of Revenue

Cost of revenue consists of all direct costs attributable to performing marketing services and the Company’s product sales. Cost of revenue includes affiliate payouts, contracted marketing services, direct advertising costs for marketing campaigns, product costs, packaging, shipping and other importing and delivery charges. Cost of revenue also includes customer service personnel and amortization of the Company’s marketing license asset (see Note 5).

Sales and Marketing

Sales and marketing costs primarily consist of advertising, promotional expenses and marketing consulting and advisory services. Sales and marketing costs also include sales commissions.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of June 30, 2023, the Company had capitalized $516,829 in deferred offering costs.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC Topic 718-10, Compensation-Stock Compensation (“ASC 718-10”). The Company measures all equity-based awards granted to employees, independent contractors and advisors based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award.

The Company classifies equity-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll or contractor costs are classified or in which the award recipient’s service payments are classified.

During the six months ended June 30, 2023, the Company issued 3,000,000 shares of common stock for services for a fair value of $3,000,000, which was included in general and administrative expenses in the statements of operations.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive common stock equivalents outstanding as of June 30, 2022 include 175,000 unvested restricted stock units, which vested in 2022 (see Note 5).

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4. INTANGIBLE ASSETS

CWS Exclusive Marketing Agreement

On April 1, 2021, the Company, CWS, and another related entity, Ssquared Spirits LLC (“Ssquared”), entered into an exclusive marketing agreement (the “CWS Agreement”). Pursuant to this agreement, CWS and Ssquared granted the Company the exclusive right to promote and market spirits and other beverage products through the CWS website (cwspirtis.com) for sale to customers located within Canada, Mexico and the United States. The Company has the sole right to manage and make decisions with regard to user facing content on the website, including the placement and removal of products and the creation and management of promotional initiatives. The term of the CWS Agreement is ten years. Pursuant to the agreement, the Company issued 1,666,667 shares of common stock to the members of Ssquared.

The Company capitalized the fair value of the consideration transferred, $2,500,000 (or $1.50 per share), as an intangible asset which will be amortized over the term agreement of ten (10) years. During the three and six months ended June 30, 2023 and 2022, the Company amortized $62,600, $62,500, $125,000 and $125,000, respectively, which is included in cost of revenue – services in the statement of operations. As of June 30, 2023 and December 31, 2022, the unamortized balance was $1,958,333 and $2,083,333, respectively. Annual amortization expense is expected to be $250,000.

5. STOCKHOLDERS’ EQUITY

Reorganization

Prior to the Reorganization described in Note 1, the Company was authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share. Upon the Reorganization in January 2023 (see Note 1), the Company was authorized to issue 300,000,000 shares of common stock and 50,000,000 shares of preferred stock, par value $0.0001 per share.

Amendment to Articles of Incorporation

Dual Class Share Structure

On March 29, 2023, the Company amended its articles of incorporation to institute a dual class share structure consisting of Class A Common Stock, and Class B Common Stock, and any number of classes of preferred stock. Class A Common Stock was entitled to twenty (20) votes per share on proposals requiring or requesting stockholder approval, and Class B Common Stock was entitled to one (1) vote on any such matter. A share of Class A Common Stock could have been voluntarily converted into a share of Class B Common Stock. A transfer of a share of Class A Common Stock would have resulted in its automatic conversion into Common Stock upon such transfer, subject to certain exceptions, including that the transfer of shares of Class A Common Stock to another holder of Class A Common Stock would not have resulted in such automatic conversion. Class B Common Stock was not convertible. Other than as to voting and conversion rights, Class A Common Stock and Class B Common Stock had the same rights and preferences and ranked equally, shared ratably and were identical in all respects as to all matters.

Due to this amendment, the Company’s authorized capital stock became 350,000,000 shares, consisting of: (i) 300,000,000 shares of common stock, par value $0.0001 per share, of which 20,000,000 shares were designated Class A Common Stock, $0.0001 par value per share, and 280,000,000 shares were designated as Class B Common Stock, $0.0001 par value per share; and (ii) 50,000,000 shares of preferred stock, $0.0001 par value per share. All 9,200,434 shares of common stock issued and outstanding at the time of the amendment became shares of Class B Common Stock.

Single Common Stock Structure

On June 5, 2023, the Company further amended its articles of incorporation to amend the share structure by (i) eliminating a dual class share structure consisting of the Class A Common Stock and Class B Common Stock and establishing a single common stock structure consisting of shares of common stock only, with 350,000,000 authorized shares being all designated as common stock with a par value of $0.0001 per share (the “Single Common Stock Structure”), entitled to one (1) vote per share; and by (ii) eliminating all authorized shares of preferred stock. All shares of Class B Common Stock issued and outstanding at the time of the amendment became shares of common stock. The accompanying financial statements reflect the single common stock structure in place as of June 30, 2023.

After the Reorganization and amendments to the articles of incorporation, there were 9,200,434 shares of common stock issued and outstanding, and no shares of preferred stock authorized, issued or outstanding.

2023 Private Placement

From April to June 2023, the Company conducted a private placement of and entered into certain subscription agreements with several accredited investors. Pursuant to the agreements, the Company issued 955,000 shares of common stock at $1.00 per share for a total of $955,000. As of June 30, 2023, the Company received $855,000 in proceeds from subscriptions and had a subscription receivable of $100,000, which was received in July 2023. Additionally, the Company received $50,000 in proceeds from a potential investor that ultimately was not issued shares in the private placement. The Company recorded this amount as a subscription liability on the balance sheet, and the balance was returned to the individual in September 2023.

Advisor Agreements

In June 2023, the Company entered into advisor agreements with certain advisors, pursuant to which the advisors will provide business and corporate advice in connection with the Offering to the Company. In consideration for the advisor’s services, the Company issued 500,000 shares of common stock to six individuals and entities, for an aggregate of 3,000,000 shares. The Company recorded an expense of $3,000,000, or fair value of $1.00 per share, pertaining to these issuances, which is included in general and administrative expense in the statements of operations. The fair value was determined based on recent sales of stock under the 2023 Private Placement disclosure noted above.

Cancellations

In June 2023, the Company entered into a Cancellation Agreement with four stockholders, who each owned 750,000 shares of common stock or an aggregate of 3,000,000 shares. The stockholders purchased these shares from the founder, Sean Dollinger, pursuant to a stock purchase agreement on January 12, 2023, between Mr. Dollinger and each of these four stockholders. As of the date these financial statements were available to be issued these shares were either cancelled or pending cancellation with the transfer agent. The Company repurchased the shares for $18,000.

Restricted Stock Units

On March 18, 2021, the Company implemented its 2021 Stock Option and Incentive Plan (the “Plan”). The maximum number of shares of common Stock issuable under The Plan is 1,666,667. In March 2021, the Company granted 350,000 restricted stock units (“RSUs”) to certain key employees, directors, consultants, and advisors of the Company pursuant to the Company’s 2021 Stock Option and Incentive Plan (the “Plan”). Each unit was to vest in 25% increments every six months for a period of two years from the date of issuance. As of December 31, 2021, 87,500 RSUs vested and were issued and outstanding shares of common stock, and 262,500 remained unvested. The RSUs had a grant-date fair value of approximately $525,000.

During the six months ended June 30, 2022, an additional 87,500 RSUs vested and the Company recognized total stock-based compensation expense of $131,250, of which $125,000 was included in general and administrative expenses and $6,250 was included in sales and marketing expenses in the statement of operations.

In September 2022, the Company accelerated the vesting of the remaining 175,000 unvested restricted stock units and therefore an aggregate of 262,500 shares were vested during 2022. Upon this, all 350,000 RSUs granted in 2021 were vested and outstanding shares of common stock. As of December 31, 2022, all restricted stock units were vested.

Regulation A Offering

In March 2022, the Company received its notice of qualification from the Securities and Exchange Commission under Regulation A. The offering was terminated in June 2022. No securities were sold under the offering.

6. RELATED PARTY TRANSACTIONS

CWS and Ssquared Spirits LLC

The Company’s founder and controlling stockholder has an economic interest in Ssquared Spirits LLC, the e-commerce affiliate of CWS. The spouse of the Company’s former Chief Executive Officer and director, is the President and controlling stockholder of CWS and the managing member and director of Ssquared Spirits LLC. In 2022, the former Chief Executive Officer resigned from the Company.

SWOL Tequila

As of June 30, 30, 2023 and December 31, 2022, the Company had $47,787 and $224,692, respectively, in accounts receivable, related party with CWS pertaining to SWOL product revenues.

Vault

During the six months ended June 30, 2023, revenue from Vault memberships totaled $16,911, which is included in accounts receivable, related party as of June 30, 2023.

Advances to CWS

During the six months ended June 30, 2023 and 2022, the Company paid certain costs pertaining to alcoholic products on behalf of CWS in order finance the purchase of brand product for which the Company was promoting through marketing services. The advances totaled $7,340 and $59,068, respectively, during the six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, $7,340 and $314,766, respectively, remained unpaid and outstanding from CWS. The advances are non-interest bearing, unsecured and due on demand. The advances owed as of December 31, 2022 were collected in the six months ended June 30, 2023.

Veg House Illinois

In June 2023, the Company paid $120,000 to a contractor for assistance in completion of the food hall bar owned by a related party under common control, Veg House Illinois, Inc.

Accounts Payable, Related Party

As of June 30, 2023 and December 31, 2022, the Company had accounts payable of $58,263 and $104,002, respectively, with related parties, including the Company’s founder and officers and directors.

7. COMMITMENTS AND CONTINGENCIES

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

Warrant

In February 2022, the Company granted a warrant to an advisor in connection with Company’s potential Regulation A financing. The number of warrants granted equals $2,000,000 (“Equity Value”) divided by the Regulation A offering price. The warrant was to vest immediately upon qualification of the Form 1-A filing in connection with the Regulation A financing. The warrant was to terminate on the earliest of five years or the termination of the advisory agreement. In March 2022, the Company was qualified under its Form 1-A filing. On March 17, 2023, the Company and advisor entered into a Warrant Surrender Agreement whereby the advisor agreed to the cancellation of the warrants and to the surrender of all of its right for no consideration. As there was no derived value related to these warrants based on subsequent cancellation, no expense was recognized.

Underwriting Agreement

On December 1, 2022, the Company entered into an engagement agreement with Boustead Securities, LLC to assist in the private placement of securities (“pre-IPO Financing”) and the initial public offering or other registered securities offerings (“IPO”) in the United States listing on NASDAQ. This agreement was terminated on May 23, 2023. In connection with the termination of Boustead Securities, LLC, the Company agreed to pay Boustead Securities, LLC, $259,292 for out-of-pocket expenses.

8. SUBSEQUENT EVENTS

On August 9, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, relating to the Company’s initial public offering (the “Offering” or “IPO”) of 1,150,000 shares (the “Shares”) of the Company’s common stock which included the exercise by the underwriters in full of the over-allotment option to purchase an additional 150,000 shares of the Company’s common stock, at an Offering price of $5.00 per share. The closing of the IPO took place on August 11, 2023. Total gross proceeds, including the exercise of the over-allotment option, was $5.75 million. The aggregate net proceeds to the Company from the IPO were approximately $4.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

In connection to the IPO, the Company agreed to issue the underwriters five-year warrants to purchase an aggregate of 57,500 shares of the Company’s common stock with an exercise price of $5.00 per share.

On August 25, 2023, the Company’s Board of Directors (the “Board”) authorized a share buyback program for up to 20% or up to $2.0 million of the Company’s common stock. The Company engaged and entered into an agreement with Dominari Securities LLC (“Dominari”) on August 28, 2023 to effect the share buyback program. The Company acquired 79,310 shares of LQR on September 8, 2023 at an average cost of $1.1553 per share. The repurchase of shares occurred in accordance with Rule 10b-18.

In August 2023, Sean Dollinger, Darren Collins, Guy Dollinger, Gary Herman, James Huber, and James O’Brien (each a “Director” and together the “Directors” of the Company) were granted an aggregate total of 1,250,000 restricted stock units (the “Director RSUs”) which Director RSUs were to vest in eight (8) equal quarterly installments commencing on October 1, 2023, as reported in the Company’s Registration Statement on Form S-1/A as amended on August 4, 2023. On August 21, 2023, Jay Dhaliwal was added to the Board on and was granted 20,000 Director RSUs which Director RSUs were to vest in eight (8) equal quarterly installments commencing on October 1, 2023, as reported in the Company’s Form 8-K/A as amended on August 2023. On August 29, 2023, the Board authorized deferring the vesting of the Director RSUs until such date that the LQR House Inc. 2021 Stock Option and Incentive Plan (the “Plan”) is amended.

On August 29, 2023, the Board approved an issuance of an aggregate of 2,500,000 shares of the Company’s common stock under the LQR House Inc. 2021 Stock Option and Incentive Plan (the “Plan”) to certain consultants (“Consultants”) with whom the Company entered into independent contractor agreements with, in consideration for their providing consulting services to the Company (“Consulting Services”).

Management has evaluated subsequent events through September 21, 2023, the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in the Registration Statement. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Business Overview

Our company, LQR House Inc., intends to become the full-service digital marketing and brand development face of the alcoholic beverage space. We also intend to integrate the supply, sales, and marketing facets of the alcoholic beverage space into one easy to use platform and become the one-stop-shop for everything related to alcohol. To date, our primary business includes the development of premium limited batch spirit brands and marketing internal and external brands through an exclusive agreement with a U.S.-based e-commerce portal. Additionally, we are in the process of establishing an exclusive wine club. We believe that the marketing and brand management services we provide to our wholly owned and third-party clients will increase brand recognition thereof, and drive sales thereof through our e-commerce platform partner.

The Services and Brands We Market

The following products and services constitute the core elements of our business model and allow us to serve various types of customers in the alcohol industry, including individual consumers, wholesalers, and third-party alcohol brands:

●	SWOL Tequila is a limited-edition blend of Añejo Tequila made in exclusive batches of up to 10,000 bottles and represents the first installment under our “SWOL” trademark with application number 2345291 and registration number 2141431 which was originally owned by Dollinger Innovations and transferred over to us pursuant to the Tequila Asset Purchase Agreement. Pursuant to the Tequila Asset Purchase Agreement, we purchased all of the right, title and interest in the trademarks SWOL and all associated trade dress and intellectual property rights and all labels, logos and other branding bearing the SWOL marks or any mark substantially similar to the same. Tequila bearing the “SWOL” trademark is produced by Casa Cava de Oro S.A., an authentic tequila distillery in Jalisco, Mexico, imported into the United States through Rilo by CWS and sold to retail customers in the United States via the CWS Platform and in CWS’s physical locations.

●	Vault is the exclusive membership program for the CWS Platform, which is offered and managed by the Company. We receive the subscriptions fees generated by this program. Through the CWS Platform, users can sign up for this exclusive membership where they will have access to all products available through CWS combined with special membership benefits.

●	Soleil Vino will be a wine subscription service marketed on the CWS Platform that will offer a selection of vintage and limited production wines. Through the CWS Platform, users will be able to sign up for this exclusive membership where they will have access to curated selections of wine from around the world. With Soleil Vino, we intend to create the premium wine subscription service on the market with high qualities and diverse selections of wine offerings. Pursuant to an asset purchase agreement, dated May 31, 2021, between us and Dollinger Holdings LLC, LQR House Inc. purchased all of the right, title and interest in all trademarks regardless of registration status for Soleil Vino and all associated trade dress and intellectual property rights, all labels, logos and other branding bearing the Soleil Vino marks or any mark substantially similar to the same, and all website and all related digital and social media content including but not limited to influencer networks, http://www.soleilvino.com, and all related content, and all related sales channels was transferred.

●	LQR House Marketing is a marketing service in which we utilize our marketing expertise to help our wholly owned brands and third-party clients market their products to consumers. For example, by engaging us for our marketing services, our clients gain the ability to advertise and sell their brand on the CWS Platform.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive pricing;

●	our ability to broaden product or service offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and maintain a network of influencers with a relevant audience;

●	our ability to attract and retain talented employees and contractors; and

●	market conditions and our market position.

Our Growth Strategies

The key elements of our strategy to expand our business include the following:

●	Collaborative Marketing. We intend to develop leading brands for up-and-coming companies and start-ups and align with celebrities and influencers with significant followings to enhance their online marketing presence.

●	Expand Our Brand. We intend to continue expanding and developing our existing SWOL brand by purchasing and selling larger amounts of SWOL products to accelerate brand recognition and increasing our marketing presence.

●	Opportunistic Acquisitions. We intend to pursue opportunistic acquisitions with existing alcohol brands and companies that have distribution licenses and physical storage locations and acquire technology that complements our business.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenue - services	$143,235	75%	$74,975	100%
Revenue - product	47,787	25%	-	0%
Total revenues	191,022	100%	74,975	100%

Cost of revenue - services	95,830	50%	204,064	272%
Cost of revenue - product	40,131	21%	-	0%
Total cost of revenue	135,961	71%	204,064	272%
Gross profit (loss)	55,061	29%	(129,089)	-172%

Operating expenses:
General and administrative	3,559,688	1863%	248,052	331%
Sales and marketing	51,864	27%	169,991	227%
Total operating expenses	3,611,552	1,891%	418,043	558%

Loss from operations	(3,556,491)	(1,862)%	(547,132)	(730)%
Net loss	$(3,556,491)	(1,862)%	$(547,132)	(730)%

Revenue

For the three months ended June 30, 2023 and 2022, service revenues were $143,235 and $74,975, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships beginning in late 2022. Service revenues increased by $68,260 as we grew our marketing customer base with beverage brands.

For the three months ended June 30, 2023, product revenues were $47,787 compared to $0 in the similar 2022 period, due to a SWOL batch that was delivered to CWS.

Cost of Revenue

For the three months ended June 30, 2023 and 2022, service cost of revenues was $95,830 and $204,064, respectively. Cost of revenues decreased by $108,234 in 2023 due to our ability to support marketing campaigns via dedicated personnel and ceased certain digital ad costs to support campaigns.

Product cost of revenues related to the SWOL batch was $40,131 in the three months ended June 30, 2023.

General and Administrative

For the three months ended June 30, 2023 and 2022, general and administrative expenses were $3,559,688 and $248,052, respectively. The Company recorded $3,000,000 in non-cash stock-based compensation expense due to the issuance of common shares for services. General and administrative expenses also increased due to professional fees incurred as our operations scaled, as well as increased personnel expenses.

Sales and Marketing

For the three months ended June 30, 2023 and 2022, sales and marketing expenses were $51,864 and $169,991, respectively. The decrease of $118,127 was primarily due to other cost-cutting measures related to our marketing efforts in 2023.

Net Loss

Net loss for the three months ended June 30, 2023 and 2022 was $3,556,491 and $547,132, respectively.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the six months ended June 30, 2023 and 2022.

	Six Months Ended
	June 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenue - services	$293,798	86%	$103,225	100%
Revenue - product	47,787	14%	-	0%
Total revenues	341,585	100%	103,225	100%

Cost of revenue - services	198,827	58%	517,019	501%
Cost of revenue - product	40,131	12%	-	0%
Total cost of revenue	238,958	70%	517,019	501%
Gross profit (loss)	102,627	30%	(413,794)	-401%

Operating expenses:
General and administrative	3,881,005	1,136%	501,589	486%
Sales and marketing	100,187	29%	332,877	322%
Total operating expenses	3,981,192	1,166%	834,466	808%

Loss from operations	(3,878,565)	(1,135)%	(1,248,260)	(1209)%
Net loss	$(3,878,565)	(1,135)%	$(1,248,260)	(1209)%

Revenue

For the six months ended June 30, 2023 and 2022, service revenues were $293,798 and $103,225, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships beginning in late 2022. Service revenues increased by $190,573 as we grew our marketing customer base with beverage brands.

For the six months ended June 30, 2023, product revenues were $47,787 compared to $0 in the similar 2022 period, due to a SWOL batch that was delivered to CWS.

Cost of Revenue

For the six months ended June 30, 2023 and 2022, service cost of revenues was $198,827 and $517,019, respectively. Cost of revenues decreased by $318,192 in 2023 due to our ability to support marketing campaigns via dedicated personnel and ceased certain digital ad costs to support campaigns.

Product cost of revenues related to the SWOL batch was $40,131 in the six months ended June 30, 2023.

General and Administrative

For the six months ended June 30, 2023 and 2022, general and administrative expenses were $3,881,005 and $501,589, respectively. The Company recorded $3,000,000 in non-cash stock-based compensation expense due to the issuance of common shares for services. General and administrative expenses also increased due to professional fees incurred as our operations scaled, as well as increased personnel expenses.

Sales and Marketing

For the six months ended June 30, 2023 and 2022, sales and marketing expenses were $100,187 and $332,877, respectively. The decrease of $232,690 was primarily due to other cost-cutting measures related to our marketing efforts in 2023.

Net Loss

Net loss for the six months ended June 30, 2023 and 2022 was $3,878,565 and $1,248,260, respectively.

Liquidity and Capital Resources

As of June 30, 2023, and December 31, 2022, we had cash and cash equivalents of $100,057 and $7,565, respectively. To date, we have financed our operations primarily through issuances of common stock and sales of our products and services.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $3,878,565 and $1,248,260 for the six months ended June 30, 2023 and 2022, and has negative cash flows from operations for the six months ended June 30, 2023 and 2022.

As of September 21, 2023, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash and cash equivalents of $100,057 as of June 30, 2023, together with the approximate $4.7 million of net proceeds received in August 2023 from the Company’s IPO will be sufficient to fund its operating expenses and capital expenditure requirements for at least one year from the date these financial statements are issued.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(892,463)	$(1,015,807)
Net cash provided by (used in) investing activities	187,426	(59,086)
Net cash provided by financing activities	797,530	-
Net change in cash and cash equivalents	$92,492	$(1,074,893)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $892,463, primarily due to our net loss of $3,878,565, partially offset by non-cash charges of $3,125,000, partially offset by $138,898 in cash used in operating assets and liabilities.

Net cash used in operating activities for the six months ended June 30, 2022 was $1,015,807, primarily due to our net loss of $1,248,260 partially offset by non-cash charges of $256,250.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the six months ended June 30, 2023 and 2022 were $187,426 and (59,086), respectively. In 2023, the Company incurred $120,000 for intangible asset marketing rights. Repayments from (advances to) CWS were $307,426 and ($59,086), respectively.

Net Cash Provided By Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 and 2022 was $370,171 and $0, respectively. In 2023, the Company received $905,000 in proceeds from the private placement offering and subscription liability, and incurred $516,829 in deferred offering costs.

Contractual Obligations

During the six months ended June 30, 2023 and 2022, we had no significant cash requirements for capital expenditures or other cash needs under any contractual or other obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this prospectus, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. We believe our most critical accounting policies and estimates relate to the following:

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, the Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to our customers in an amount that reflects the consideration expected to be received in exchange for transferring goods or services to customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.

Service revenue is recognized over a period time, as the marketing services are being continually provided on a daily and monthly basis over the life of an agreed upon campaign. Product revenue is recognized at the point in the products are delivered to CWS, when LQR House has fulfilled its performance obligation.

Related Parties

Related parties are any entities or individuals that, through employment, ownership, or other means, possess the ability to direct or cause the direction of the management and policies of the Company. We disclose related party transactions that are outside of normal compensatory agreements, such as salaries. We follow ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC Topic 718-10, Compensation-Stock Compensation (“ASC 718-10”). The Company measures all equity-based awards granted to employees, independent contractors and advisors based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award.

We classify stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at the reasonable assurance level.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. This lack of segregation of duties leads management to conclude that the Company’s disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over our Exchange Act reporting disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, please see below for a risk factor in connection with the Company’s share buyback program and in connection with the Company’s bid price.

Our share buyback program that was approved by the Board in August 2023 could affect our stock price and increase its volatility, and may reduce the market liquidity for our stock. The share buyback program may also materially impact the Company’s liquidity.

Repurchases pursuant to the share buyback program entered into in August 2023, or any other share buyback program we adopt in the future, could affect our stock price and increase its volatility and may reduce the market liquidity for our stock. The existence of a share buyback program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash and may subject us to additional taxes, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although share buyback programs are intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

If we are unable to maintain listing of our securities on the Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders.

For example, if at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Capital Market. If we receive a delisting notice, we would have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. On September 20, 2023, the closing price of our common stock was $0.677 per share.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement

From April to June 2023, the Company conducted a private placement of and entered into certain subscription agreements with several accredited investors. Pursuant to the agreements, the Company issued 955,000 shares of common stock at $1.00 per share for a total of $955,000.

Underwriter’s warrants

In connection to the IPO, the Company agreed to issue the underwriters five-year warrants to purchase an aggregate of 57,500 shares of the Company’s common stock with an exercise price of $5.00 per share.

Share Buyback Program

In August 2023, the Company’s Board approved a share buyback program under which the Company can repurchase up to 20% or up to $2 million of its Common Stock in open market and privately negotiated purchases, in compliance with Rule 10b-18 under the Exchange Act. The Company engaged and entered into an agreement with Dominari Securities LLC (“Dominari”) on August 28th, 2023, to effect the share buyback program. The share buyback program is expected to commence on, or about, September 8th, 2023. Dominari shall determine, in its sole discretion, the timing, amount, prices and manner of purchase of securities during such period. The share buyback program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time. On September 8, 2023, 79,310 shares of the Company were purchased at a cost average of $1.1553 per share in accordance with Rule 10b-18.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 8 – 15, 2023	79,310	$1.1553	—	$1,908,373.16
Total	79,310	$1.1553	—	$1,908,373.16

(1) On August 25, 2023 the Company announced that the Board authorized an up to 20% or up to $2.0 million share buyback program, which does not have an expiration date. From the inception of the share buyback program on September 8, 2023, through September 21, 2023, the Company has purchased a total of 79,310 shares of the Company’s common stock at an average price of $1.1553 per share for a total purchase price of $91,626.84.

(2) Average price paid per share excludes costs associated with the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description
10.1*	10b-18 Repurchase Program (the “Program”) Letter of Engagement with Dominari Securities

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1#	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2#	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith
#	furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR HOUSE, INC.

September 21, 2023	By:	/s/ Sean Dollinger
Sean Dollinger, Chief Executive Officer

September 21, 2023	By:	/s/ Kumar Abhishek
Kumar Abhishek, Chief Financial Officer