Form 10-Q/A
period 2023-06-30
LQR House Inc.
filed 2023-09-29
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

ii

EXPLANATORY PARAGRAPH

LQR House Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2023 as filed with the Securities and Exchange Commission (“SEC”) on September 21, 2023 (the “Original Filing”) to (i) correct certain dates and clarify the narrative in the subsequent events section of the Original Filing, (ii) update management’s plans in note 2 – going concern section accompanying the unaudited financials, (iii) update note 8 - subsequent events section accompany the unaudited financials to include certain loan agreements and debt settlement agreements, (iv) to update the date for the table associated with the Company’s share buyback program and its narrative under item 2, and (v) to include a narrative on certain Debt Settlement Shares which were issued to 3 entities in connection with certain loan agreements. This Amendment No. 1 should be read in conjunction with the Original Filing, which, as amended hereby, continues to speak as of the date of the Original Filing. This Amendment No. 1 does not reflect any events occurring after the filing date of the Original Filing nor does it modify or update any disclosures contained therein, except as specifically set forth herein.

iii

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

Management’s Plans

As of the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash and cash equivalents of approximately $1.9 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least one year, in connection with potential future capital financing efforts.  However, the Company is incurring negative cash flows from operations.  The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, or to obtain additional capital financing to support current negative cash flow trends. No assurance can be given that the Company will be successful in these efforts.

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

On September 1, 2023, the Company’s Board of Directors (the “Board”) authorized a share buyback program for up to 20% or up to $2.0 million of the Company’s common stock. The Company engaged and entered into an agreement with Dominari Securities LLC (“Dominari”) on August 28, 2023 to effect the share buyback program. The Company acquired 79,310 shares of LQR on September 8, 2023 at an average cost of $1.1553 per share. The repurchase of shares occurred in accordance with Rule 10b-18.

In August 2023, Sean Dollinger, Darren Collins, Guy Dollinger, Gary Herman, James Huber, and James O’Brien (each a “Director” and together the “Directors,” at such time, of the Company) were granted an aggregate total of 1,250,000 restricted stock units (the “Director RSUs”) which Director RSUs were to vest in eight (8) equal quarterly installments commencing on October 1, 2023, as reported in the Company’s Registration Statement on Form S-1/A as amended on August 4, 2023. On August 21, 2023, Jay Dhaliwal was added to the Board on and was granted 20,000 Director RSUs which Director RSUs were to vest in eight (8) equal quarterly installments commencing on October 1, 2023, as reported in the Company’s Form 8-K/A as amended on August 23, 2023. On August 30, 2023, the Board authorized deferring the vesting of the Director RSUs until such date that the LQR House Inc. 2021 Stock Option and Incentive Plan (the “Plan”) is amended.

In August 2023, the Board approved an issuance of and the Company issued an aggregate total of 2,500,000 shares of the Company’s common stock under the LQR House Inc. 2021 Stock Option and Incentive Plan (the “Plan”) to certain consultants (“Consultants”) with whom the Company entered into independent contractor agreements with, in consideration for their providing consulting services to the Company (“Consulting Services”).

On August 30, 2023, the Company entered into 2 loan agreements with Mercantile Holdings Inc. and with 1226053 B.C. Ltd for $200,000 each. On September 21, 2023, the Company entered into 3 further loan agreements with 2200049 AB Inc. for $380,000, with Mercantile Holdings Inc. for $85,000, and with 1226053 B.C. Ltd for $85,000. The interest on all 5 loan agreements was 18% and is payable on demand, regardless of whether paid before the anniversary of the loan agreements.

On September 27, 2023, the Company entered into debt settlement agreements with each of Mercantile Holdings Inc., 1226053 B.C. Ltd, and 2200049 AB Inc., pursuant to which each entity received shares of the Company’s Common Stock in full settlement of the loan amounts, including interest, as calculated based on the closing price of the Company’s Common Stock of $0.4395 on September 27, 2023. Mercantile Holdings Inc. received 765,816 shares of Common Stock, 1226053 B.C. Ltd received 765,816 shares of Common Stock, and 2200049 AB Inc. received 1,020,250 shares of Common Stock. The aggregate number of shares of Common Stock received by these 3 entities was 2,550,622, which were issued on September 28, 2023.

Management has evaluated subsequent events through September 28, 2023, the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

As of September 21, 2023, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash and cash equivalents of approximately $1.9 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least one year from the date these financial statements are issued, in connection with potential future capital financing efforts.  However, the Company is incurring negative cash flows from operations.  The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, or to obtain additional capital financing to support current negative cash flow trends. No assurance can be given that the Company will be successful in these efforts.

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

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 8 – 21, 2023	79,310	$1.1553	—	$1,908,373.16
Total	79,310	$1.1553	—	$1,908,373.16

(1)	On August 25, 2023 the Company announced that the Board authorized an up to 20% or up to $2.0 million share buyback program, which does not have an expiration date. From the inception of the share buyback program on September 8, 2023, through September 21, 2023, the Company has purchased a total of 79,310 shares of the Company’s common stock at an average price of $1.1553 per share for a total purchase price of $91,626.84.

(2)	Average price paid per share excludes costs associated with the repurchases.

Loan Agreements and Debt Settlement Agreements

On August 30, 2023, the Company entered into 2 loan agreements with Mercantile Holdings Inc. and with 1226053 B.C. Ltd for $200,000 each. On September 21, 2023, the Company entered into 3 further loan agreements with 2200049 AB Inc. for $380,000, with Mercantile Holdings Inc. for $85,000, and with 1226053 B.C. Ltd for $85,000. The interest on all 5 loan agreements was 18% and is payable on demand, regardless of whether paid before the anniversary of the loan agreements.

On September 27, 2023, the Company entered into debt settlement agreements with each of Mercantile Holdings Inc., 1226053 B.C. Ltd, and 2200049 AB Inc., pursuant to which each entity received shares of the Company’s Common Stock (“Debt Settlement Shares”) in full settlement of the loan amounts, including interest, as calculated based on the closing price of the Company’s Common Stock of $0.4395 on September 27, 2023. Mercantile Holdings Inc. received 765,816 shares of Common Stock, 1226053 B.C. Ltd received 765,816 shares of Common Stock, and 2200049 AB Inc. received 1,020,250 shares of Common Stock. The aggregate number of shares of Common Stock received by these 3 entities was 2,550,622, which were issued on September 28, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description
10.1**	10b-18 Repurchase Program (the “Program”) Letter of Engagement with Dominari Securities

10.2*	Loan Agreement between LQR House Inc. and 1226053 B.C. Ltd., dated August 30, 2023

10.3*	Loan Agreement between LQR House Inc. and Mercantile Holdings Inc., dated August 30, 2023

10.4*	Loan Agreement between LQR House Inc. and 1226053 B.C. Ltd., dated September 21, 2023

10.5*	Loan Agreement between LQR House Inc. and Mercantile Holdings Inc., dated September 21, 2023

10.6*	Loan Agreement between LQR House Inc. and 2200049 AB Inc., dated September 21, 2023

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1#	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2#	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	previously filed
*	filed herewith
#	furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR HOUSE, INC.

September 28, 2023	By:	/s/ Sean Dollinger
Sean Dollinger, Chief Executive Officer

September 28, 2023	By:	/s/ Kumar Abhishek
Kumar Abhishek, Chief Financial Officer