Form 10-Q
period 2023-09-30
LQR House Inc.
filed 2023-11-16
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 16, 2023, the Company had 201,919,966 shares of common stock, $0.0001 par value, issued and 201,840,656 shares of common stock, $0.0001 par value, outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LQR HOUSE, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,863,835	$7,565
Accounts receivable, related party	141,285	224,692
Advances to related party	177,340	314,766
Prepaid expenses	1,296,423	-
Total current assets	3,478,883	547,023
Intangible assets, net	1,895,833	2,083,333
Right of use asset	11,117	-
Total assets	$5,385,833	$2,630,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$465,063	$287,457
Accounts payable, related party	60,611	104,002
Accrued expenses	128,530	199,256
Right of use liability, current portion	9,676	-
Total current liabilities	663,880	590,715
Right of use liability	2,534	-
Total liabilities	666,414	590,715

Stockholders’ equity:
Common stock, $0.0001 par value, 350,000,000 shares authorized, 16,356,056 and 16,276,746 shares issued and outstanding as of September 30, 2023 and 9,200,405 shares issued and outstanding as December 31, 2022, respectively	1,636	920
Additional paid-in capital	18,035,941	5,843,622
Treasury stock, at cost (79,310 shares)	(93,464)	-
Accumulated deficit	(13,224,694)	(3,804,901)
Total stockholders’ equity	4,719,419	2,039,641
Total liabilities and stockholders’ equity	$5,385,833	$2,630,356

See the accompanying notes to the unaudited financial statements.

LQR HOUSE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue - services	$101,414	$129,567	$395,212	$232,792
Revenue - product	69,097	-	116,884	-
Total revenues	170,511	129,567	512,096	232,792

Cost of revenue - services	97,504	62,500	296,331	579,519
Cost of revenue - product	65,388	27,040	105,519	27,040
Total cost of revenue	162,892	89,540	401,850	606,559
Gross profit (loss)	7,619	40,027	110,246	(373,767)

Operating expenses:
General and administrative	4,803,821	351,738	8,684,826	853,327
Sales and marketing	574,026	139,513	674,213	472,390
Total operating expenses	5,377,847	491,251	9,359,039	1,325,717

Loss from operations	(5,370,228)	(451,224)	(9,248,793)	(1,699,484)

Other income (expense):
Interest expense	(171,000)	-	(171,000)	-
Total other expense	(171,000)	-	(171,000)	-

Net loss	$(5,541,228)	$(451,224)	$(9,419,793)	$(1,699,484)

Weighted average common shares outstanding - basic and diluted	11,692,728	9,048,738	9,582,500	8,945,683
Net loss per common share - basic and diluted	$(0.47)	$(0.05)	$(0.98)	$(0.19)

See the accompanying notes to the unaudited financial statements.

LQR HOUSE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balances at December 31, 2021	8,937,905	$894	$5,525,773	-	$-	$(1,962,726)	$3,563,941
Vesting of restricted stock units	87,500	9	65,616	-	-	-	65,625
Net loss	-	-	-	-	-	(701,128)	(701,128)
Balances at March 31, 2022	9,025,405	903	5,591,389	-	-	(2,663,854)	2,928,438
Vesting of restricted stock units	-	-	65,625	-	-	-	65,625
Net loss	-	-	-	-	-	(547,132)	(547,132)
Balances at June 30, 2022	9,025,405	903	5,657,014	-	-	(3,210,986)	2,446,931
Vesting of restricted stock units	175,000	17	186,608	-	-	-	186,625
Net loss	-	-	-	-	-	(451,224)	(451,224)
Balances at September 30, 2022	9,200,405	$920	$5,843,622	-	-	$(3,662,210)	$2,182,332

Balances at December 31, 2022	9,200,405	$920	$5,843,622	-	$-	$(3,804,901)	$2,039,641
Recapitalization (Note 5)	29	-	-	-	-	-	-
Net loss	-	-	-	-	-	(322,074)	(322,074)
Balances at March 31, 2023	9,200,434	920	5,843,622	-	-	(4,126,975)	1,717,567
Issuance of common stock pursuant to private placement	955,000	96	954,904	-	-	-	955,000
Issuance of common stock for services	3,000,000	300	2,999,700	-	-	-	3,000,000
Repurchase of shares	(3,000,000)	(300)	(17,700)	-	-	-	(18,000)
Net loss	-	-	-	-	-	(3,556,491)	(3,556,491)
Balances at June 30, 2023	10,155,434	1,016	9,780,526	-	-	(7,683,466)	2,098,076
Issuance of common stock pursuant to IPO	1,150,000	115	5,749,885	-	-	-	5,750,000
Offering costs	-	-	(1,255,843)	-	-	-	(1,255,843)
Conversion of note payable into common stock	2,550,622	255	1,120,745	-	-	-	1,121,000
Issuance of common stock for services	2,500,000	250	2,552,250	-	-	-	2,552,500
Buyback of common shares	-	-		(79,310)	(93,464)	-	(93,464)
Vesting of restricted stock units	-	-	88,378	-	-	-	88,378
Net loss	-	-	-	-	-	(5,541,228)	(5,541,228)
Balances at September 30, 2023	16,356,056	1,636	18,035,941	(79,310)	$(93,464)	(13,224,694)	4,719,419

See the accompanying notes to the unaudited financial statements.

LQR HOUSE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,419,793)	$(1,699,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	187,500	187,500
Vesting of restricted stock units	88,378	317,875
Issuance of common stock for services	5,552,500	-
Changes in operating assets and liabilities:
Accounts receivable, related party	83,407	(10,421)
Prepaid expenses	(1,296,422)	(118,380)
Accounts payable	177,606	146,720
Accounts payable, related party	(43,391)	98,827
Accrued expenses	100,274	41,900
Right of use liability, net	1,093	-
Net cash used in operating activities	(4,568,848)	(1,035,463)
Cash flows from investing activities:
Net repayments from (advances to) related party	137,426	(74,086)
Net cash provided by (used in) investing activities	137,426	(74,086)
Cash flows from financing activities:
Proceeds from note payable	950,000	-
Issuance of common stock pursuant to private placement	955,000	-
Issuance of common stock pursuant to IPO, net of offering costs	4,494,156	-
Repurchase and buyback of shares	(111,464)	-
Net cash provided by financing activities	6,287,692	-
Net change in cash and cash equivalents	1,856,270	(1,109,549)
Cash and cash equivalents at beginning of period	7,565	1,116,101
Cash and cash equivalents at end of period	$1,863,835	$6,552

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Conversion of note payable and accrued interest into common stock	$1,121,000	$-

See the accompanying notes to the unaudited financial statements.

LQR HOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

LQR House Inc. (“LQR” or the “Company”) was incorporated on January 11, 2021, in the state of Delaware. The Company operates primarily in the beverage alcohol industry owning specialty brands, providing marketing and distribution services.

As of September 30, 2023, the Company has not achieved its planned level of operations. The Company’s activities since inception have been limited and consisted of formation activities, commencement of operations and capital raising activities. To date, the Company has only generated limited amounts of revenue and the Company is dependent on external capital, including funds from the initial public offering (described below) to execute its planned operations.

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

Initial Public Offering

On August 9, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), relating to the Company’s initial public offering (the “Offering” or “IPO”) of 1,150,000 shares (the “Shares”) of the Company’s common stock which included the exercise by the underwriters in full of the over-allotment option to purchase an additional 150,000 shares of the Company’s common stock, at an offering price of $5.00 per share. The closing of the IPO took place on August 11, 2023. Total gross proceeds, including the exercise of the over-allotment option, was $5.75 million. The aggregate net proceeds to the Company from the IPO were approximately $4.5 million after deducting underwriting discounts and commissions and total offering expenses.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $9,419,793 and has negative cash flows from operations of $4,568,848 for the nine months ended September 30, 2023.

Management’s Plans

The Company has raised funds from the IPO (Note 1) and an additional $15.0 million from its public offerings in October and November 2023 (see Note 9). However, the Company expects that its cash and cash equivalents as of the date of issuance of these unaudited interim condensed financial statements may not be sufficient to fund its operating expenses and acquisition plans for at least one year. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, or to obtain additional capital financing to support current negative cash flow trends. No assurance can be given that the Company will be successful in these efforts.

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

Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the nine-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-272660) which was declared effective on August 9, 2023.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Significant Risks and Uncertainties

The Company is subject to customary risks and uncertainties including, but not limited to, the need for protection of proprietary technology, dependence on key personnel, costs of services provided by third parties and limited operating history.

Variable Interest Entities

The Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated. The Company evaluated whether it was the primary beneficiary in its common control asset acquisitions and related party agreements and determined it is not the primary beneficiary of any entities.

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

Prepaid Expenses

Prepaid expenses consist of prepaid advertising, marketing and investor relations costs. The agreements have terms ranging from three months to one year. Prepaids are amortized to the respective expenses over the life of the agreements.

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

Vault

Vault is the exclusive membership program for CWS customers. Through the CWS Platform, users can sign up for membership where they will have access to all products available through CWS combined with special membership benefits including discounted products, free shipping and promotional offers. The Company markets this membership program on the CWS Platform and is entitled to 50% of the revenue from the subscriptions. Members are charged monthly membership fees, and the Company recognizes the 50% fee it is entitled to from CWS as net revenue. The Company records revenue on transactions when the user initially subscribes or renews their membership, as the Company is the agent of the transaction and do not typically provide significant post transaction services to the user or bear responsibility for the promised goods or services included in the membership. The Company records a reserve for chargebacks and cancellations at the time of the transaction based on historical experience. During the three and nine months ended September 30, 2023, revenue from Vault memberships totaled $7,489 and $24,401, respectively.

Contract Balances

Accounts receivable represent amounts owed from marketing and product sales invoiced, but not yet received.

Contract liabilities represent obligations to transfer services to a customer for which the Company has already received consideration. Payments for marketing services are generally received upfront in advance of the Company satisfying the related performance obligation and are recorded as a deferred revenue liability. The deferred revenue is reduced as the services are performed and the revenue is recognized. As of September 30, 2023 and December 31, 2022, the Company had $0 in deferred revenue.

Cost of Revenue

Cost of revenue consists of all direct costs attributable to performing marketing services and the Company’s product sales. Cost of revenue includes affiliate payouts, contracted marketing services, direct advertising costs for marketing campaigns, product costs, packaging, shipping and other importing and delivery charges. Cost of revenue also includes customer service personnel and amortization of the Company’s marketing license asset (see Note 4).

Sales and Marketing

Sales and marketing costs primarily consist of advertising, promotional expenses and marketing consulting and advisory services. Sales and marketing costs also include sales commissions.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of September 30, 2023, the Company has no deferred offering costs.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2023, diluted net loss per share is the same as basic net loss per share. Potentially dilutive items outstanding as of September 30, 2023 and 2022 are as follows:

	September 30,
	2023	2022
Restricted stock units	1,270,000	-
Common stock warrants	57,500	-
Total potentially dilutive shares	1,327,500	-

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

The Company capitalized the fair value of the consideration transferred, $2,500,000 (or $1.50 per share), as an intangible asset which will be amortized over the term agreement of ten (10) years. During the three and nine months ended September 30, 2023 and 2022, the Company amortized $62,500, $62,500, $187,500 and $187,500, respectively, which is included in cost of revenue – services in the statement of operations. As of September 30, 2023 and December 31, 2022, the unamortized balance was $1,895,833 and $2,083,333, respectively. Annual amortization expense is expected to be $250,000.

5. NOTE PAYABLE

In August and September 2023, the Company entered into several loan agreements for aggregate proceeds of $950,000. The loans bore interest at 18% and were payable on demand, regardless of whether paid before the anniversary of the loan agreements. On September 27, 2023, the Company entered into debt settlement agreements with the noteholders in full settlement of the loan amounts, including interest, using the closing price of $0.4395 of the Company’s common stock on September 27, 2023. As such, a total amount of $1,121,000, including principal of $950,000 and accrued interest of $171,000, was converted into 2,550,622 shares of the Company’s common stock.

6. STOCKHOLDERS’ EQUITY

Reorganization

Prior to the Reorganization described in Note 1, the Company was authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share. Upon the Reorganization in the first quarter of 2023 (see Note 1), the Company was authorized to issue 300,000,000 shares of common stock and 50,000,000 shares of preferred stock, par value $0.0001 per share.

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

Single Common Stock Structure

On June 5, 2023, the Company further amended its articles of incorporation to amend the share structure by (i) eliminating a dual class share structure consisting of the Class A Common Stock and Class B Common Stock and establishing a single common stock structure consisting of shares of common stock only, with 350,000,000 authorized shares being all designated as common stock with a par value of $0.0001 per share (the “Single Common Stock Structure”), entitled to one (1) vote per share; and by (ii) eliminating all authorized shares of preferred stock. All shares of Class B Common Stock issued and outstanding at the time of the amendment became shares of common stock. The accompanying financial statements reflect the single common stock structure in place as of September 30, 2023.

2023 Private Placement

From April to June 2023, the Company conducted a private placement of and entered into certain subscription agreements with several accredited investors. Pursuant to the agreements, the Company issued 955,000 shares of common stock at $1.00 per share for a total of $955,000.

Advisor and Consulting Agreements

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

In August 2023, the board of directors approved an issuance of and the Company issued an aggregate total of 2,500,000 shares of the Company’s common stock under the LQR House Inc. Stock Option and Incentive Plan (“2021 Plan”) to certain consultants with whom the Company entered into independent contractor agreements, in consideration for their providing consulting services to the Company. The Company recognized stock-based compensation expense of $2,552,500, or $1.02 per share based on the fair value of the Company’s common stock at the time of the agreements, for the nine months ended September 30, 2023. The amount was included in general and administrative expenses in the statements of operations.

Initial Public Offering

In the IPO, which closed on August 11, 2021, the Company issued and sold 1,150,000 shares of common stock, including the exercise of the over-allotment option, at a public offering price of $5.00 per share. Total gross proceeds to the Company from the IPO were $5.75 million. The aggregate net proceeds to the Company from the IPO were approximately $4.5 million after deducting underwriting discounts and commissions and total offering expenses.

In connection to the IPO, the Company agreed to issue the underwriters five-year warrants to purchase an aggregate of 57,500 shares of the Company’s common stock with an exercise price of $5.00 per share. The warrants are immediately exercisable.

Debt Settlement for Shares

On September 27, 2023, the Company issued 2,550,622 shares of common stock as settlement for outstanding principal on notes of $950,000 and accrued interest of $171,000 (see Note 5).

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

Share Buyback

On September 1, 2023, the board of directors of the Company authorized a share buyback program for up to 20% or up to $2.0 million of the Company’s common stock and approved an agreement entered by and between the Company and Dominari Securities LLC (“Dominari”) on August 28, 2023 to effect the share buyback program. The Company confirmed the acquisition of 79,310 shares of common stock on September 8, 2023 for a total of $93,464, which was recorded as treasury stock on the balance sheet and statement of changes in stockholders’ equity. The repurchase of shares of common stock occurred in accordance with Rule 10b-18.

As of September 30, 2023, the Company had 16,356,056 shares issued and 16,276,746 shares outstanding. As of December 31, 2022, the Company had 9,200,405 shares issued and outstanding.

Restricted Stock Units

In August 2023 the Company granted 1,250,000 restricted stock units (the Director RSU’s) which were to vest in eight (8) equal quarterly installments commencing on October 1, 2023. On August 21, 2023, Jay Dhaliwal was added to the Board on and was granted 20,000 Director RSUs which Director RSUs were to vest in eight (8) equal quarterly installments commencing on October 1, 2023. On August 30, 2023, the Board authorized deferring the vesting of the Director RSUs until such date that the 2021 Plan is amended. The RSUs had a grant-date fair value of $1,612,900. During the nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $88,378, which is included in general and administrative expenses in the statement of operations.

7. RELATED PARTY TRANSACTIONS

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

SWOL Tequila

As of September 30, 2023 and December 31, 2022, the Company had $116,884 and $224,692, respectively, in accounts receivable, related party with CWS pertaining to SWOL product revenues.

Vault

During the nine months ended September 30, 2023, revenue from Vault memberships totaled $24,401, which is included in accounts receivable, related party as of September 30, 2023.

Advances to CWS

During the nine months ended September 30, 2023 and 2022, the Company paid certain costs pertaining to alcoholic products on behalf of CWS in order finance the purchase of brand product for which the Company was promoting through marketing services. The advances totaled $7,340 and $59,068, respectively, during the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, $7,340 and $314,766, respectively, remained unpaid and outstanding from CWS. The advances are non-interest bearing, unsecured and due on demand. The advances owed as of December 31, 2022 were collected in the nine months ended September 30, 2023.

Veg House Illinois

During the nine months ended September 30, 2023, the Company paid $170,000 to a contractor for assistance in completion of the food hall bar owned by a related party under common management with the Company’s CEO, Veg House Illinois, Inc.

Accounts Payable, Related Party

As of September 30, 2023 and December 31, 2022, the Company had accounts payable of $60,611 and $104,002, respectively, with related parties, including the Company’s founder and Chief Executive Officer, and officers and directors.

Board of Directors

In September 2023, two directors resigned from the Board of Directors, and agreed to cancel 50,000 RSU’s each. The cancellation was formalized in October 2023.

8. COMMITMENTS AND CONTINGENCIES

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

9. SUBSEQUENT EVENTS

Follow-On Offering

On October 13, 2023, the Company entered into an underwriting agreement with EF Hutton relating to the Company’s public offering of 28,421,053 shares of the Company’s common stock pursuant to the Registration Statements on the Form S-1 (Registration Nos. 333-274903 and 333-274978) (“Follow-on Offering”), at an offering price of $0.19 per share. The closing of the Follow-on Offering took place on October 16, 2023. Total gross proceeds were $5.4 million. The aggregate net proceeds to the Company from the Follow-on Offering were approximately $4.9 million after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the Follow-on Offering, the Company issued to the underwriters five-year warrants to purchase an aggregate of 1,421,053 shares of the Company’s common stock with an exercise price of $0.19 per share.

Second Follow-On Offering

On November 9, 2023, the Company entered into an underwriting agreement with EF Hutton relating to the Company’s public offering of 157,142,857 shares of the Company’s common stock pursuant to the Registration Statement on the Form S-1 (Registration No. 333-275363) (“Second Follow-on Offering”), at an offering price of $0.07 per share. The closing of the Second Follow-on Offering took place on November 13, 2023. Total gross proceeds were $11 million. The aggregate net proceeds to the Company from the Second Follow-on Offering were approximately $10.1 million after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the Second Follow-on Offering, the Company issued to the underwriters five-year warrants to purchase an aggregate of 7,857,143 shares of the Company’s common stock with an exercise price of $0.07 per share.

Domain Name Purchase

On November 1, 2023, LQR Acquisition Corp. (the “LQRAC”), a Nevada corporation and a wholly-owned subsidiary of the Company formed in October 2023, and Ssquared entered into the Domain Name Transfer Agreement, pursuant to which, Ssquared irrevocably sold, assigned, transferred, and conveyed to LQRAC (a) all right, title, and interest in and to the CWS Platform, including its current registration with GoDaddy.com, and (b) any other rights (including, but not limited to, trademark rights associated with the CWS Platform in any jurisdiction, all internet traffic through the CWS Platform and all Website Content (as defined in the Domain Transfer Agreement) Ssquared may have in the CWS Platform for a purchase price of $10,000. Our Chief Executive Officer, Sean Dollinger, is a 50% equity owner of Ssquared. The terms of the Domain Name Transfer Agreement were approved by the Special Committee of the Board (described below).

In connection with the transfer of the CWS Platform as described above, on November 1, 2023 we also entered into the Management Agreement with KBROS which has a 10-year term. Pursuant to the Management Agreement, KBROS will provide us with management services for the CWS Platform relating to the sale of spirits and other beverage products through the CWS Platform, including, but not limited to (1) performance of all functions necessary for the operation of the CWS Platform other than the promotion and marketing of the products, which is our responsibility; (2) procurement and maintenance of all certificates, licenses, authorizations and registrations required to import, possess, promote, sell, distribute and receive payment for the products and compliance with all laws, rules and regulations applicable thereto and to the operation of the CWS Platform; (3) fulfillment of orders placed through the CWS Platform; (4) maintenance at its expense of an inventory of products sufficient to fulfill all orders placed through the CWS Platform; (5) maintenance of financial records; and (6) other services set forth in the Management Agreement. In its turn, the Company shall provide marketing services; and respond and handle all complaints, charge backs, refunds and disputes for customers of the website.

In consideration for rendering the services, the Company will pay KBROS a monthly fee of $40,000. KBROS is entitled to additional monthly payments in an amount equal to $100,000 for each $1,000,000 of gross revenue generated through sales made on or through the CWS Platform (or any successor website) (“Website Revenue”) for such calendar month; provided, that, within fifteen (15) days of the filing of each of the Company’s quarterly reports with the SEC, the Website Revenue will be subject to adjustment to reflect the actual amount reported in the applicable quarterly report. However, in no event shall the total amount of any additional payments paid to the KBROS exceed Five Million Dollars ($5,000,000) in any one fiscal year.

The Management Agreement can be terminated by us at any time during the term with 30 days written notice and by either party in case of material breach by the other party, the bankruptcy of the other party or other events described in the Management Agreement.

Special Board Committee

On October 18, 2023, the Company’s board of directors established a Special Committee to assist in the evaluation, supervision and negotiation of all matters relating to certain transactions and to consider and make recommendations to our board of directors with respect to potential transactions between the Company and the entities owned and/or controlled by Sean Dollinger, its Chief Executive Officer. The Special Committee consists of Gary Herman, James Huber, and James O’Brien, and is created for a term of 6 months which is subject to extension by our board of directors.

Amendment to the Bylaws

On November 13, 2023, the board of directors of the Company approved an amendment to the by-laws of the Company changing the quorum requirement for any meetings of stockholders to a minimum requirement of 33 1/3% of issued and outstanding shares as required in accordance with NASDAQ Listing Rule 5620.

Management has evaluated subsequent events through November 16, 2023, the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

The Services and Brands We Market

The following products and services constitute the core elements of our business model and allow us to serve various types of customers in the alcohol industry, including individual consumers, wholesalers, and third-party alcohol brands:

●	SWOL Tequila is a limited-edition blend of Añejo Tequila made in exclusive batches of up to 10,000 bottles and represents the first installment under our “SWOL” trademark with application number 2345291 and registration number 2141431 which was originally owned by Dollinger Innovations and transferred over to us pursuant to the Tequila Asset Purchase Agreement. Pursuant to the Tequila Asset Purchase Agreement, we purchased all of the right, title and interest in the trademarks SWOL and all associated trade dress and intellectual property rights and all labels, logos and other branding bearing the SWOL marks or any mark substantially similar to the same. Tequila bearing the “SWOL” trademark is produced by Casa Cava de Oro S.A., an authentic tequila distillery in Jalisco, Mexico, imported into the United States through Rilo by CWS and sold to retail customers in the United States via the CWS Platform and in CWS’s physical locations.

●	Vault is the exclusive membership program for the CWS Platform, which is offered and managed by the Company. We receive the subscriptions fees generated by this program. Through the CWS Platform, users can sign up for this exclusive membership where they will have access to all products available through CWS combined with special membership benefits.

●	Soleil Vino will be a wine subscription service marketed on the CWS Platform that will offer a selection of vintage and limited production wines. Through the CWS Platform, users will be able to sign up for this exclusive membership where they will have access to curated selections of wine from around the world. With Soleil Vino, we intend to create the premium wine subscription service on the market with high qualities and diverse selections of wine offerings. Pursuant to an asset purchase agreement, dated May 31, 2021, between us and Dollinger Holdings LLC, LQR House Inc. purchased all of the right, title and interest in all trademarks regardless of registration status for Soleil Vino and all associated trade dress and intellectual property rights, all labels, logos and other branding bearing the Soleil Vino marks or any mark substantially similar to the same, and all website and all related digital and social media content including but not limited to influencer networks, http://www.soleilvino.com, and all related content, and all related sales channels was transferred.

●	LQR House Marketing is a marketing service in which we utilize our marketing expertise to help our wholly owned brands and third-party clients market their products to consumers. For example, by engaging us for our marketing services, our clients gain the ability to advertise and sell their brand on the CWS Platform.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive pricing;

●	our ability to broaden product or service offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and maintain a network of influencers with a relevant audience;

●	our ability to attract and retain talented employees and contractors; and

●	market conditions and our market position; and

●	ability to monitor cash expenditures

Our Growth Strategies

The key elements of our strategy to expand our business include the following:

●	Collaborative Marketing. We intend to develop leading brands for up-and-coming companies and start-ups and align with celebrities and influencers with significant followings to enhance their online marketing presence.

●	Expand Our Brand. We intend to continue expanding and developing our existing SWOL brand by purchasing and selling larger amounts of SWOL products to accelerate brand recognition and increasing our marketing presence.

●	Opportunistic Acquisitions. We intend to pursue opportunistic acquisitions with existing alcohol brands and companies that have distribution licenses and physical storage locations and acquire technology that complements our business.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenue - services	$101,414	59%	$129,567	100%
Revenue - product	69,097	41%	-	0%
Total revenues	170,511	100%	129,567	100%

Cost of revenue - services	97,504	57%	62,500	48%
Cost of revenue - product	65,388	38%	27,040	21%
Total cost of revenue	162,892	96%	89,540	69%
Gross profit	7,619	4%	40,027	31%

Operating expenses:
General and administrative	4,803,821	2,817%	351,738	271%
Sales and marketing	574,026	337%	139,513	108%
Total operating expenses	5,377,847	3,154%	491,251	379%

Loss from operations	(5,370,228)	(3,149)%	(451,224)	(348)%
Total other expense	171,000	100%	-	0%
Net loss	$(5,541,228)	(3,250)%	$(451,224)	(348)%

Revenue

For the three months ended September 30, 2023 and 2022, service revenues were $101,414 and $129,567, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships beginning in late 2022. Service revenues decreased by $28,153 due to the Company’s focused efforts on the IPO in August 2023.

For the three months ended September 30, 2023, product revenues were $69,097 compared to $0 in the similar 2022 period, due to a SWOL tequila batch that was delivered to CWS.

Cost of Revenue

For the three months ended September 30, 2023 and 2022, service cost of revenues was $97,504 and $62,500, respectively. Cost of revenues increased by $35,004 in 2023 due to increased spend to dedicated personnel to support campaigns.

Product cost of revenues related to the SWOL batch was $65,388 and $27,040 in the three months ended September 30, 2023 and 2022, respectively.

General and Administrative

For the three months ended September 30, 2023 and 2022, general and administrative expenses were $4,803,821 and $351,738, respectively. In September 2023, the Company recorded $2,552,500 in non-cash stock-based compensation expense due to the issuance of common shares for services. General and administrative expenses also increased due to professional fees, investor relations, personnel costs and other public company expenses as our operations scaled upon the IPO.

Sales and Marketing

For the three months ended September 30, 2023 and 2022, sales and marketing expenses were $574,026 and $139,513, respectively. The increase of $434,513 was primarily due to advertising and marketing campaigns the Company entered into in the third quarter of 2023.

Other Expense

For the three months ended September 30, 2023 and 2022, other expense was $171,000 and $0, respectively. The other expense during three months ended September 30, 2023 was due to interest on the Company’s note payable issued in August and September 2023.

Net Loss

Net loss for the three months ended September 30, 2023 and 2022 was $5,541,228 and $451,224, respectively.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenue - services	$395,212	77%	$232,792	100%
Revenue - product	116,884	23%	-	0%
Total revenues	512,096	100%	232,792	100%

Cost of revenue - services	296,331	58%	579,519	249%
Cost of revenue - product	105,519	21%	27,040	12%
Total cost of revenue	401,850	78%	606,559	261%
Gross profit (loss)	110,246	22%	(373,767)	-161%

Operating expenses:
General and administrative	8,684,826	1,696%	853,327	367%
Sales and marketing	674,213	132%	472,390	203%
Total operating expenses	9,359,039	1,828%	1,325,717	569%

Loss from operations	(9,248,793)	(1,806)%	(1,699,484)	(730)%
Total other expense	171,000	33%	-
Net loss	$(9,419,793)	(1,839)%	$(1,699,484)	(730)%

Revenue

For the nine months ended September 30, 2023 and 2022, service revenues were $395,212 and $232,792, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships beginning in late 2022. Service revenues increased by $162,420 as we grew our marketing customer base with beverage brands.

For the nine months ended September 30, 2023, product revenues were $116,884 compared to $0 in the similar 2022 period, due to a SWOL batch that was delivered to CWS.

Cost of Revenue

For the nine months ended September 30, 2023 and 2022, service cost of revenues was $296,331 and $579,519, respectively. Cost of revenues decreased by $283,188 in 2023 due to our ability to support marketing campaigns via dedicated personnel and ceased certain digital ad costs to support campaigns.

Product cost of revenues related to the SWOL batch was $105,519 and $27,040 in the nine months ended September 30, 2023 and 2022, respectively.

General and Administrative

For the nine months ended September 30, 2023 and 2022, general and administrative expenses were $8,684,826 and $853,327, respectively. In 2023, the Company recorded $5,552,500 in non-cash stock-based compensation expense due to the issuance of common shares for services. General and administrative expenses also increased due to professional fees, investor relations, personnel costs and other public company expenses as our operations scaled upon the IPO.

Sales and Marketing

For the nine months ended September 30, 2023 and 2022, sales and marketing expenses were $674,213 and $472,390, respectively. The increase of $201,823 was primarily due to advertising and marketing campaigns the Company entered into in the third quarter of 2023.

Other Expense

For the nine months ended September 30, 2023 and 2022, other expense was $171,000 and $0, respectively. The other expense during nine months ended September 30, 2023 was due to interest on the Company’s notes payable issued in August and September 2023.

Net Loss

Net loss for the nine months ended September 30, 2023 and 2022 was $9,419,793 and $1,699,484, respectively, primarily due to the higher operating expenses incurred.

Liquidity and Capital Resources

As of September 30, 2023, and December 31, 2022, we had cash and cash equivalents of $1,863,835 and $7,565, respectively. To date, we have financed our operations primarily through issuances of common stock and sales of our products and services.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $9,419,793 and has negative cash flows from operations of $4,568,848 for the nine months ended September 30, 2023 and 2022.

The Company has raised $4.5 million from the IPO and an additional $15.0 million from its public offerings in October and November 2023. However, the Company expects that its cash and cash equivalents as of the date of issuance of these unaudited interim condensed financial statements may not be sufficient to fund its operating expenses and acquisition plans for at least one year. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, or to obtain additional capital financing to support current negative cash flow trends. No assurance can be given that the Company will be successful in these efforts.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(4,568,848)	$(1,035,463)
Net cash provided by (used in) investing activities	137,426	(74,086)
Net cash provided by financing activities	6,287,692	-
Net change in cash and cash equivalents	$1,856,270	$(1,109,549)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $4,568,848, primarily due to our net loss of $9,419,793 and $977,433 in cash used in operating assets and liabilities, partially offset by non-cash charges of $5,828,378.

Net cash used in operating activities for the nine months ended September 30, 2022 was $1,035,463, primarily due to our net loss of $1,699,484, partially offset by non-cash charges of $505,375 and $158,645 in cash used in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2023 and 2022 were $137,426 and ($74,086), respectively, pertaining to payments from CWS, partially offset by advances to Veg House Illinois in 2023.

Net Cash Provided By Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 and 2022 was $6,287,692 and $0, respectively. In 2023, the Company received $905,000 in proceeds from the private placement offering, $950,000 from notes and $4,494,156 in net proceeds pursuant to the IPO. The Company paid $114,464 for the shares buyback program and repurchase of shares.

Contractual Obligations

During the nine months ended September 30, 2023 and 2022, we had no significant cash requirements for capital expenditures or other cash needs under any contractual or other obligations.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, please see below for a risk factor in connection with the Company’s share buyback program.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement

From April to September 2023, the Company conducted a private placement of and entered into certain subscription agreements with several accredited investors. Pursuant to the agreements, the Company issued 955,000 shares of common stock at $1.00 per share for a total of $955,000.

Underwriter’s Warrants

In connection to the IPO, the Company agreed to issue the underwriters five-year warrants to purchase an aggregate of 57,500 shares of the Company’s common stock with an exercise price of $5.00 per share.

On October 16, 2023, the Company granted warrants to purchase a total of 1,421,053 shares of common stock to the designees of the underwriters in the Follow-on Offering.

On November 13, 2023, the Company granted a warrant to purchase a total of 7,857,143 shares of common stock to the designee of the underwriters in the Second Follow-on Offering.

Share Buyback Program

In August 2023, the Company’s Board approved a share buyback program under which the Company can repurchase up to 20% or up to $2 million of its Common Stock in open market and privately negotiated purchases, in compliance with Rule 10b-18 under the Exchange Act. The Company engaged and entered into an agreement with Dominari Securities LLC (“Dominari”) on August 28, 2023, to effect the share buyback program. The share buyback program is expected to commence on, or about, September 8, 2023. Dominari shall determine, in its sole discretion, the timing, amount, prices and manner of purchase of securities during such period. The share buyback program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time. On September 8, 2023, 79,310 shares of the Company were purchased at a cost average of $1.1553 per share in accordance with Rule 10b-18.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 8 – 21, 2023	79,310	$1.1553	—	$1,906,536
Total	79,310	$1.1553	—	$1,906,536

(1)	On August 25, 2023 the Company announced that the Board authorized an up to 20% or up to $2.0 million share buyback program, which does not have an expiration date. From the inception of the share buyback program on September 8, 2023, through September 21, 2023, the Company has purchased a total of 79,310 shares of the Company’s common stock at an average price of $1.1553 per share for a total purchase price of $93,464.

(2)	Average price paid per share excludes costs associated with the repurchases.

Other

On September 27, 2023, the Company issued 2,550,622 shares of common stock as settlement for outstanding principal on notes of $950,000 and accrued interest of $171,000.

In August 2023, the board of directors approved an issuance of and the Company issued an aggregate total of 2,500,000 shares of the Company’s common stock under the LQR House Inc. Stock Option and Incentive Plan (“2021 Plan”) to certain consultants with whom the Company entered into independent contractor agreements, in consideration for their providing consulting services to the Company.

In August, 2023 the Company granted 1,250,000 restricted stock units (the Director RSU’s) which were to vest in eight (8) equal quarterly installments commencing on October 1, 2023. On August 21, 2023, Jay Dhaliwal was added to the Board on and was granted 20,000 Director RSUs which Director RSUs were to vest in eight (8) equal quarterly installments commencing on October 1, 2023. On August 30, 2023, the Board authorized deferring the vesting of the Director RSUs until such date that the 2021 Plan is amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description
3.1	First Amendment to the By-laws of the Company dated November 13, 2023
10.1	Form of Independent Contractor Agreement 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-274903) filed with the SEC as of October 6, 2023).
10.2	Services Agreement, dated October 15, 2023, by and between X-Media Inc. and LQR House Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on October 17, 2023)
10.3	Consulting Agreement between the Company and IR Agency LLC dated October 27, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 2, 2023)
10.4	Domain Name Transfer Agreement between LQR House Acquisition Corp. and SSquared Spirits LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.5†	Amendment to the Employment Agreement by and between the Company and Sean Dollinger dated November 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.6	Management Agreement between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1#	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2#	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement.

#	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR HOUSE, INC.

November 16, 2023	By:	/s/ Sean Dollinger
Sean Dollinger, Chief Executive Officer

November 16, 2023	By:	/s/ Kumar Abhishek
Kumar Abhishek, Chief Financial Officer