Form 10-K
period 2023-12-31
LQR House Inc.
filed 2024-04-01
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 1, 2024, the Company had 4,829,438 shares of common stock, $0.0001 par value, issued and outstanding.

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

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	our ability to introduce new products and services;

●	our ability to obtain additional funding to develop additional products, services and offerings;

●	compliance with obligations under intellectual property licenses with third parties;

●	market acceptance of our new offerings;

●	competition from existing online offerings or new offerings that may emerge;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	the accuracy and completeness of the data underlying our or third-party sources’ industry and market analyses and projections;

●	our expectations regarding demand for, and market acceptance of, our products and services;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Annual Report on Form 10-K should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

iii

PART I

References in this annual report to “we,” “us,” “LQR House,” “LQR,” “Company,” or “our company” are to LQR House Inc., a Nevada corporation, References to “management” or our “management team” are to our officers and directors.

ITEM 1. BUSINESS

Our Company

Our Company, LQR House Inc., is an ecommerce company dedicated to forging a niche marketplace within the alcohol industry and intends to become the full-service digital marketing and brand development face of the alcoholic beverage space, LQR House Inc. is disrupting traditional paradigms with its direct-to-consumer platform and innovative marketing strategies. LQR House owns 100% of CWSpirits.com (the “CWS Platform”), a leading online marketplace offering a comprehensive range of alcohol-related products to customers across the United States, while presently not extending its services to Canada and Mexico. We acquired the CWS Platform from Ssquared Spirits, LLC (“Ssquared”) on November 1, 2023, pursuant to the Domain Name Transfer Agreement (the “Domain Name Transfer Agreement”), which ensures that we have permanent control over all aspects of the CWS Platform, notwithstanding the term or any other provisions of the Marketing Agreement described below. Our company places a significant emphasis on direct-to-consumer marketing, leveraging various channels such as social media, email campaigns, and both paid and organic digital strategies. Additionally, LQR House has cultivated its own network of influencers, effectively positioning brands in front of a dedicated audience and boasting a proven track record of increasing sales on CWSpirits.com. Effective November 1, 2023, LQR House secured full control of the CWS Platform through the Domain Name Transfer Agreement, ensuring perpetual oversight independent of previous contractual terms. Ssquared, previously responsible for product management and platform maintenance, has transitioned these duties to us. Pursuant to the Management Agreement (as defined below), KBROS, LLC (“KBROS”) is responsible for the fulfillment, and distribution of all products sold on the CWS Platform. On November 1, 2023, the Company entered into the Product Handling Agreement (the “Product Handling Agreement”) and the Funding Commitment Agreement (the “Funding Commitment Agreement” and collectively with the Product Handling Agreement, the “Management Agreement”) with KBROS.

Under the Product Handling Agreement, KBROS provides the Company the following services relating to the purchase and delivery of spirits and other beverage products purchased by customers of the Company through or in relation to websites associated with the CWS Platform:

●	purchase of products to be delivered to customers of the Company, delivery of such products, and related receipt of returns of products and delivery of replacements of the products from time to time, necessary for the operation of the business by the Company, pursuant to orders for the products by the Company’s customers generated as the result of sales, promotion and marketing of the products through the CWS Platform; and

●	procurement and maintenance of all certificates, licenses, authorizations and registrations required to import, possess, promote, sell, distribute and receive payment for the products and compliance with all laws, rules and regulations applicable thereto and to the operation of the CWS Platform and conduct of sales and processing of the products, as reasonably deemed necessary by the Company.

Under the Funding Commitment Agreement, the Company commits to provide annual funding to KBROS from time to time in the minimum amount of $2,500,000 to enable KBROS to purchase inventory from Company-approved vendors. The Company may, without notice to KBOS, elect not to advance funding for any inventory sold by any particular vendor with respect to which the Company reasonably feels insecure. The Funding Commitment Agreement concerns a funding commitment, and not the purchase of products from KBROS or vendors.

LQR also has a key partnership with Country Wine & Spirits LLC (“CWS”). Pursuant to an Exclusive Marketing Agreement (the “Marketing Agreement”) dated April 1, 2021 among CWS, Ssquared and us, Ssquared and CWS granted us the exclusive right, until April 1, 2031, to promote and market spirits, other beverage products and related products including but not limited to branded merchandise, apparel, glassware and the like through the CWS Platform for sale to customers with billing and shipping addresses within Canada, Mexico and the United States. At this time, the Company does not service customers in Canada and Mexico. The Marketing Agreement also provided us with the sole right to manage and make decisions with regard to user-facing content on the CWS Platform, including the placement and removal of products and the creation and management of promotional initiatives. Through the Marketing Agreement, LQR House was responsible for all digital marketing of products offered on the CWS Platform, including social media marketing and cooperation with their influencer network. Ssquared was responsible for product management on the CWS Platform and ensuring that the site is always live and accessible to the customers.

On March 19, 2021, we purchased the SWOL brand of tequila from Dollinger Innovations Inc., Dollinger Holdings LLC and Sean Dollinger pursuant to an Asset Purchase Agreement (the “Tequila Asset Purchase Agreement”). SWOL is manufactured at our request in Mexico by a local manufacturer who we contract with. We will only request SWOL to be manufactured based on purchase orders we receive from CWS, who is licensed to distribute alcohol in and from California. We also contract with Rilo Import & Export (“Rilo”) who we engage to import SWOL from Mexico to CWS in the United States. CWS pays us for its orders of SWOL and we pay a portion of such amounts to the local manufacturer to produce SWOL and to Rilo to import SWOL. However, it is important to note that we do not engage in the sale of alcoholic products in the United States or the distribution of any alcoholic products anywhere.

On May 31, 2021, we purchased from Dollinger Holdings LLC, all of the right, title and interest in all trademarks regardless of registration status for Soleil Vino and all associated trade dress and intellectual property rights, all labels, logos and other branding bearing the Soleil Vino marks or any mark substantially similar to the same, and all website and all related digital and social media content including but not limited to influencer networks, http://www.soleilvino.com, and all related content, and all related sales channels was transferred.

On July 7, 2023, the Company, Dollinger Innovations Inc. and Leticia Hermosillo Raverero (the “Producer”) signed a ratification of the agreement of assignment of rights of the Shared Responsibility and Bonding Agreement, which requires registration with the Mexican Institute of Industrial Property. The registration is required under Mexican law to put third parties on notice of the existence of agreements that contain intellectual property rights. The Company submitted documents to the Mexican Institute of Industrial Property to obtain such registration on July 12, 2023, but such registration will not be complete until it has been notified by the Mexican government and we cannot predict when that will occur. Until the registration is complete third parties in Mexico may be able to produce tequila under the SWOL name. See “Risk Factors — The Company’s ability to import SWOL Tequila may be suspended at any time by the Mexican authorities and until registration of the Company’s Mexican agreements is complete, the Company will not be able to enforce its authorization to use the denomination of origin “TEQUILA” applied in their products branded under the SWOL trademark against third parties in Mexico.”

On June 30, 2023, pursuant to an assignment agreement, Dollinger Innovations Inc., Dollinger Holdings LLC, and Sean Dollinger assigned their rights as distributor under the Packaging of Origin Co-Responsibility Agreement with the Producer dated July 6, 2020 to the Company. Subsequent to that, on July 11, 2023, the Producer and LQR House signed a Bottled at Origin Joint Responsibility Agreement, which requires registration with the Mexican institute of Industrial Property. The registration is required under Mexican law to put third parties on notice of the existence of agreements that contain intellectual property rights. The Company submitted documents to the Mexican Institute of Industrial Property to obtain such registration on July 13, 2023, but such registration will not be complete until it has been notified by the Mexican government and we cannot predict when that will occur. Until the registration is complete third parties in Mexico may be able to produce tequila under the SWOL name. See “Risk Factors — The Company’s ability to import SWOL Tequila may be suspended at any time by the Mexican authorities and until registration of the Company’s Mexican agreements is complete, the Company will not be able to enforce its authorization to use the denomination of origin “TEQUILA” applied in their products branded under the SWOL trademark against third parties in Mexico.”

LQR House has made a significant move in the realm of e-commerce with its acquisition of the CWS Platform, a leading platform in the wine and spirits industry in the USA. With this purchase, LQR House gains full ownership of one of the most established websites in the field, boasting a dedicated customer base of over 125,000. Leveraging their expertise in website management, design, development, email marketing, and SEO, LQR House aims to enhance sales on the platform, offering a diverse array of products including new releases, limited editions, celebrity-affiliated brands, cocktail content, and gift options. This acquisition marks a departure from previous marketing arrangements with Country Wine & Spirits, providing LQR House with direct control over the platform’s operations and facilitating improved access for both marketing clients and alcohol suppliers. Notably, product handling, packaging, and shipping for purchases made on the CWS Platform remain the responsibility of KBROS, the owner of Country Wine and Spirits’ brick-and-mortar locations. LQR House’s acquisition of the CWS Platform signifies a strategic move towards bolstering its presence in the online alcohol retail market, offering consumers across the nation an enhanced shopping experience.

Country Wine & Spirits, Inc.

CWS was formed in 2003 to buy and acquire distressed brick and mortar retail locations for the sale of beer, wine, spirits and create value in retail locations throughout Southern California and grew to 10 locations by 2013. In 2013 CWS found a demand for online shipping of alcohol and started to focus more on e-commerce with the assistance of our Chief Executive Officer, Sean Dollinger and Dollinger Innovations. With their help, CWS began online alcohol sales and built the business into a sizable alcohol e-commerce company. Today CWS has 6 brick and mortar locations and specializes in logistics of shipping and helping brands reach customers. CWS’s average brick and mortar store is 3000-5000 square feet in prestigious neighborhoods and offer brands that customers have a hard time sourcing. To date CWS has distributed all of the alcohol (other than SWOL Tequila) ordered by customers through the CWS Platform.

KBROS, LLC

KBROS was founded in 2013 and is an asset management company that specializes in managing e-commerce platforms and real estate and sourcing of logistic companies. The President of CWS, Shawn Kattoula, is also the 100% owner of KBROS.

Our Business Model

Since our inception in January 2021, we have put our business model to the test and believe it is our path towards future success. First, we create marketing content on the CWS Platform for our brands and the brands of our marketing services clients. Second, when consumers purchase products on the CWS Platform like tequila with our SWOL brand, a subscription to Vault (or to the Soleil Vino wine club, which we are going to launch), or the products of our marketing service clients, CWS will perform the distribution services related to the sale of those products. Simultaneously, Ssquared will manage the backend e-commerce operations related to the CWS Platform. Our company is the only authorized advertiser on the CWS Platform and will derive significant revenue from all sales made to our marketing partners via the CWS Platform and subscriptions offered through the CWS Platform. Moreover, we will derive significant revenue from the sale of alcohol that bears our SWOL trademark. The objective of these activities is to generate recurring monthly revenue through subscriptions and product placements.

We believe that our business model will result in multiple, highly sustainable revenue sources and an opportunity to capitalize on the growth in demand for liquor in the United States. To date, sales of alcoholic beverages have been generated through our exclusive arrangement with CWS, who sells these products. This includes third-party brands hiring the Company to market their alcoholic beverage products, subscriptions through our membership programs, and the product sale of tequila branded with our trademark, “SWOL,” bearing application number 2345291 and registration number 2141431. We intend to further diversify our revenue streams and anticipate that the diversity of our revenue streams will continue to grow as our internal brands gain market recognition and penetration, our marketing services abilities become well known, and our subscription services become popular.

Our Historical Performance

The Company’s independent registered public accounting firm has previously expressed substantial doubt as to the Company’s ability to continue as a going concern. During the years ended December 31, 2023 and 2022, we had net losses of $15,747,724 and $1,842,175, respectively.

The Company has raised funds from the IPO and an additional $16.6 million from its public offerings in October and November 2023. However, the Company expects that its cash and cash equivalents as of the date of issuance of these financial statements may not be sufficient to fund its operating expenses and acquisition plans for at least one year. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, or to obtain additional capital financing to support current negative cash flow trends. No assurance can be given that the Company will be successful in these efforts.

For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Going Concern”.

Industry Overview

We plan to address market demand by aligning with key industry trends and by utilizing strategic relationships to source, brand, finance and distribute products. Specifically, we will focus initially on tequila, wine, and other specialty products by utilizing e-commerce and technology to drive sales. The market for alcohol includes beverages such as spirits, wines, and beer. Our focus is on the United States market.

As set forth in the above chart, the United States, which is estimated to consume a total of approximately $283.8 billion worth of alcoholic beverages in 2023, represents one of the largest global markets for all alcoholic beverage category sales (Statista, Alcoholic Drinks — Worldwide, January 2023). This demonstrates a considerable amount of consumption and a large and stable market that is continuing to evolve. Spirits and wine account for approximately 50.6% of total consumption as of January 2023, as set forth in the following chart (Statista, Alcoholic Drinks — Revenue — United States, January 2023).

Moreover, we believe e-commerce is increasingly becoming a driver of demand for at-home consumption of alcoholic products, driven in part by the recent pandemic. Due to this shift, people who used to go to a bar or a restaurant to consume alcohol are now buying products increasingly online or even going to the manufacturer directly where the law permits, and we believe that this trend will continue even as the impact of the pandemic begins to lessen. We also believe that this demonstrates a great potential for continued market expansion and the relevance of e-commerce platforms for alcohol. In particular, the United States has shown a strong uptrend in the purchase of alcohol online, as set forth in the chart below (Vaimo, Martin Hjalm, Alcohol Ecommerce: Trends, Strategies, and Markets in 2023, January 2023).

In addition to sustained demand for the largest product categories (beer, wine and spirts) and increased prominence of e-commerce, the demand for quality and novel products continues to increase as well (Forbes, Joseph Micallef, The Top Ten Trends Shaping The Adult Beverage Market In 2021, January 2021). Within this market, the consumption of products is increasing due to several market trends, including the demand for new categories of beverages, such as specialty spirits, flavored wines and sparkling wines, and premixed carbonated drinks. A survey of 1,600 adult U.S. consumers by PwC Consumer Segment Survey sets forth this trend with 54% of those buying alcoholic beverages responding, “I am buying new brands even when my usual brands are available” (PwC, M&A breathes new life into brand portfolios for spirits companies, 2021) as opposed to only 47% of those buying non-alcoholic beverages.

As seen in the following graph, the transactional market for alcohol products has seen a considerable amount of activity with over $45 billion of transactions valued across 97 deals from January 1, 2016, to December 31, 2020 (PwC, M&A breathes new life into brand portfolios for spirits companies, 2021). We believe this transactional activity within the alcoholic beverage space also represents a key market trend related to the emergence of new specialty brands, as larger companies seek to gain access to new brands to continue to maintain their market position in a market of evolving consumer preferences.

Market Trends

We believe the following trends, as discussed in a Forbes interview of the Head of Consumer Insights at Drizly (Forbes, Joseph Micallef, The Top Ten Trends Shaping The Adult Beverage Market In 2021, January 2021), will continue to shape the alcoholic beverage market:

●	Consumers are likely to continue to shop more online for adult beverages.

●	Tequila and mezcal will continue to grow in popularity. Tequila surpassed bourbon in retailers’ expectations for growth among best-selling spirits, while mezcal is ready for its own (smoky) spotlight.

●	Premiumization in the industry will accelerate as consumers reallocate funds from experiences to at-home indulgences.

●	Craft seltzer will start to gain in market share, marked by more upscale ingredients, artisanal flavors and elevated packaging.

●	Consumers are likely to continue to be more conscious of brand ownership and values.

We anticipate all these market trends will positively impact our business and present an opportunity to continue expanding. Specifically, we align with market trends by focusing our marketing and distribution efforts online and we expect to bring new and exciting premium products to market across categories. In addition, we generate online promotional activities around holidays and life events, while always being mindful of ethically sourcing products for distribution.

The Services and Brands

The CWS Platform is an American online retailer specializing in alcohol products, striving to become the most trusted and convenient destination for online alcohol purchases. Combining the personalized service of a neighborhood alcohol shop with the efficiency of e-commerce, we offer a wide selection of products, including our exclusive brand, SWOL Tequila, all at competitive prices with fast shipping and around-the-clock convenience. At the heart of our brand is a commitment to exceptional customer service, driving us to continuously innovate our operations for an enhanced shopping experience. From user-friendly website navigation and a top-rated mobile app to detailed order tracking and personalized product recommendations, we are revolutionizing the online alcohol shopping experience, ensuring customer satisfaction remains paramount in all our endeavors.

We provide marketing services with respect to the following products and services. Marketing these brands constitutes the core elements of our business model and allow us to serve every type of customer in the alcohol industry, including individual consumers, wholesalers, and third-party alcohol brands:

SWOL is a trademark, bearing application number 2345291 and bearing registration number 2141431 that was granted by the Mexican Institute of Industrial Property (“IMPI”) to Dollinger Innovations and which was later purchased by LQR House pursuant to the asset purchase agreement, dated March 19, 2021, among LQR House and Dollinger Innovations Inc., Dollinger Holdings LLC and Sean Dollinger.

SWOL Tequila is a limited-edition blend of Añejo Tequila made in exclusive batches of up to 10,000 bottles and represents the first installment under our “SWOL” trademarked alcohol branding. Through our partnership with CWS, we market Tequila bearing the “SWOL” trademark, which we call “SWOL Tequila,” on the CWS Platform, which distributes SWOL Tequila throughout the United States. SWOL Tequila is produced by Casa Cava de Oro S.A., an authentic tequila distillery in Jalisco, Mexico, sold by LQR House to CWS before it is imported from Mexico into the United States, and is imported into the United States by Rilo in cooperation with CWS. All marketing and branding for SWOL Tequila is led by our marketing team, who has led the way on all branding efforts from conceptualizing the bottle shape and size, to overseeing the design of the labels. We also work with the producers in Mexico on all product development, including the original SWOL Añejo and the additions of Peach and Cristalino.

When product testing was initiated for the label with the trademark SWOL on it, which we call “SWOL,” a campaign was created around a “Mystery Tequila” where CWS’s network of influencers promoted SWOL without showing the bottle or label. We believe that this marketing tactic generated customer excitement for the product and led to an increase in anticipation for its reveal. Since then, we have seen continuous growth in SWOL customer interest and have taken steps to expand the product line to match that interest. With each product, we focus on creating unique labels, each with the signature SWOL sew-on patch, which accompanies each hand-numbered bottle. The patch can be peeled off and sewn onto clothing or accessories.

We believe that our focus on our brand identity and product innovation will allow us to continue generating consumer interest and hype for each addition to the product line bearing the SWOL trademark. Moreover, SWOL has been developed to align with current consumer preferences and trends within the market. Essentially, we generate SWOL products that maintain the high-quality ingredients from the Tequila region of Mexico and combine that tradition of quality with new and exciting flavors. CWS is offering the following products bearing the SWOL trademark at competitive price points:

●	SWOL Añejo Tequila is an extremely limited-edition tequila that is bottled in glass blown flasks inscribed with a unique ID number and adorned with our patch that displays a unique label specific to the Añejo Tequila line. Each bottle contains a tequila produced using artisanal Mexican and modern techniques that impart each drink with a smoky, rich, sweet flavor. The SWOL Añejo Tequila is currently priced at $89.99 (MRSP).

●	SWOL Peach Tequila is an amber, dark coppery tequila that is bottled in glass blown flasks inscribed with a unique ID number and adorned with our patch that displays a unique label specific to the Peach Tequila line. The production imparts an authentic tequila taste with notes of peach, toasted nuts and oak. Through market analysis and sales data, our peach products are often in high demand, and we expect this trend to continue. The SWOL Peach Tequila is currently priced at $79.99 (MRSP).

●	SWOL Cristalino Tequila is a crystalline tequila bottled glass blown flasks, inscribed with a unique ID number and adorned with our patch that displays a unique label specific to the Cristalino Tequila line. The tequila displays light blue crystalline flashes and production imparts an authentic tequila taste with notes of fruity oak, toasted nuts and light spice. The SWOL Cristalino Tequila is currently priced at $79.99 (MRSP).

Vault is the exclusive membership program for CWS customers. Through the CWS Platform, users can sign up for this exclusive membership where they will have access to all products available through CWS combined with special membership benefits including: (i) 10% off all products site wide; (ii) free ground shipping (2-5 business days) on orders over $50 (limited to three shipping addresses); (iii) access to special promotional offers; and (iv) free mystery vault gifts in every shipment. The monthly membership costs customers $29.95 and requires an initial 3-month start-up commitment. The objective is to create a loyal customer base that provide us with recurring monthly subscription revenue. Vault also provides us with the means to provide customers special discounts to marketing partner brands, which we make solely available to Vault members. We market this membership program on the CWS Platform.

Soleil Vino will be a wine subscription service that is marketed on the CWS Platform and will offer a selection of vintage and limited production wines. Through the CWS Platform, users will sign up for this exclusive membership where they will have access to curated selections of wine from around the world. With Soleil Vino, we intend to create the premium wine subscription service on the market with the highest quality, and diverse selections of wine offerings, which we refer to as our Wine Club. We expect our Wine Club to have three membership options based on different wine quality and price. Within each membership, our customers will select whether they want to receive two or four bottles each month, and whether they want white wine only, red wine only, or a variety box. Members will also get access to a members-only dashboard, where they can access informational blogs written by in-house wine experts. They will also receive monthly newsletters with additional information, and various discounts for other products on the CWS Platform. Membership fees for Soleil Vino will be charged monthly and can be cancelled at any time after the initial three months of subscription service. We are responsible for launching the Wine Club through a series of ads, social and email campaigns, and all exclusive content and wine selection for members will be handled by in-house wine experts. We will market the Wine Club on the CWS Platform and are entitled to all the revenue from the subscriptions. The Wine Club is expected to have three subscription membership options based on different wine quality, price, and quantity.

The following table is representative of the Soleil Vino membership options, that we intend to list on the CWS Platform:

Membership Option	Select Membership	Classic Membership	Premier Membership
Description	This package features, popular, value priced wines and consumer favorites.	This membership will feature quality vintage wine from well-known producers.	This membership includes hand-picked bottles of wine from award winning wineries
Fee for 2 bottles per month	$45.00/month	$55.00/month	$75.00/month
Fee for 4 bottles per month	$85.00/month	$105.00/month	$145.00/month

LQR House Marketing is a marketing service in which we utilize our marketing expertise to help our wholly owned brands and third-party clients market their products to consumers. For example, by engaging LQR House for its marketing services, our clients gain the ability to advertise and sell their brand on the CWS Platform. We generally charge a monthly fee for our marketing services and often enter into multi-month programs with clients. Monthly program costs generally range from $3,000 to $10,000 depending on the program options selected by the client. Our services also include the creation of a creative marketing campaign strategy, and the development of promotional materials. Key features of the marketing offering include:

●	Leveraging multiple advertising campaigns to bring affordability to advertising methods such as influencer marketing, incentive-based sales, or product placement advertising.

●	Combining multiple campaigns into one media buy.

●	Leveraging specific assets available to LQR House such as the CWS Platform and email distribution list.

●	Advertising with targeted banners.

●	Leveraging LQR House online campaigns.

●	Creating branding and product placement campaigns that elevate a brand’s reach to targeted demographics.

●	Creating a brand around an influencer’s following and reach to leverage viewership and monetize their growth.

Central to the business model, we offer access to an exclusive network of industry influencers or brand ambassadors. Engaging with us provides clients with the opportunity to select a tailored list of influencers to promote their brand to an ideal target market. LQR House currently has relationships with 382 influencers, which is a significant differentiator and underscores the uniqueness of our company as a marketing platform. Influencers are provided a commission based on the number of products they sell and drive traffic to the CWS website. Commissions paid are solely the responsibility of CWS. The more an influencer generates in sales for a brand, the more the influencer makes in commissions. This directly aligns the objectives of the brand, influencer and LQR House. Key elements of a typical influencer program may include:

●	Best efforts to maximize posts per months by various influencers.

●	Monthly posts will include content from an influencer list with a cumulative following of at least 1.5 million followers. For example, a typical influencer mix would be as follows: (i) 2-3 Major Influencers, influencers with more than 500,000 followers, (ii) 3-5 Top-Tier Influencers, influencers with more than 100,000 followers, (iii) 5-10 Micro Influencers, influencers with 10,000 to 100,000 followers, and (iv) 3-5 Beginner Influencers, influencers with less than 10,000 followers.

●	Posts presented on multiple social media platforms, including cross posting where the same video or content may be shared several times to capture many different audiences, targeting social media platforms such as Facebook and Facebook Reels, Instagram and Instagram Reels, YouTube and YouTube Shorts, Pinterest and Pinterest Idea Pins, X, Khal Media, Clapper, LinkedIn, Reddit, Twitch, Tumblr, etc.

●	1-2 email blasts per month from the influencer featuring the brand.

●	Placement of brand on the main sliding banner on the CWS Platform homepage or mobile app, in the category page and Spirits dropdown of the website, and in our holiday gift guide.

Within 5 days of the end of the month, we generate a summary report of the influencer program which includes the following types of data: (i) the total sales of product on the CWS Platform with basic customer location data, (ii) a list of posts per influencers with links to content across platforms, and (iii) a description of product placements on the CWS Platform.

Our Relationships with Third-Party Alcohol Brands

To date, we have engaged with various brands to bring their products to our customer base. We have engaged with brands including, but not limited to, Cocktail Caviar, Soda Jerk, Bake Sale and Just the Tipsy to market and sell their products on the CWS Platform. Our clients generally include newer alcohol brands that produce small batches and craft spirits. Many customers return for additional marketing programs after the initial engagement and elect to enter multiple month arrangements. The following graphics contain advertisements we created for some of our clients, to be run on the CWS Platform.

Our Competition and Competitive Strengths

The market for online sales and promotions of alcohol is competitive. This includes large online retailers such as Amazon, specialty e-commerce sites and direct sales from producers. These companies are often larger than us, and have considerable financial, technical and human capital resources. However, we believe that we have the following competitive strengths that will allow us to capitalize on the growing alcoholic beverage industry and alcohol e-commerce:

●	Targeted marketing. We believe that our branding style, and the branding services we provide to our clients, allow us to market directly to the millennial market demographic. We believe we accomplish this marketing through our ad campaigns and marketing materials that have a sleek and modern look and feel. By implementing this targeted approach, in our view, we provide a unique and modern customer experience that helps us capture a key market in the alcoholic beverage industry. Our search engine optimization, or SEO, has been developed over many years. In our view, it provides customers with premium placement opportunities they often cannot source anywhere else.

●	Extensive influencer network. We believe that our team has created one of the most extensive influencer relationship lists within the alcohol industry for small batch and exclusive brands. We have around 500 influencer relationships that differentiates us from many other online marketing channels available to brands.

●	Extensive e-commerce and marketing expertise. Our team has decades of experience combined in e-commerce and implementing online strategies to maximize the benefit of marketing campaigns. This includes online promotional campaigns that drive sales of products.

●	Working with highly differentiated brands. We vet the external brands we promote to ensure that all of the products we market align with our own brand and strategy. We believe our vetting process allows us to maximize the value we provide to our clients, while also allowing us to provide consumers with exclusive options not available from larger distributors.

●	Strategic relationships. We believe we have developed and solidified relationships with multiple groups that can deliver value to external brand customers. This includes marketing, import, storage and retail/wholesale distribution relationships.

In addition to online competition, we face competition from other emerging products, as the market can be characterized as highly fragmented with many new brands coming to market. We believe we differentiate our wholly-owned brands in several ways:

●	Development of products that are not generally available in the market. We focus our product development on flavors and variations of products that are not generally available in the market. This differentiation aligns with current market trends and results in alignment with modern consumer preference for new and exciting brand products that expand the profile of legacy products. For example, SWOL Peach Tequila.

●	Setting competitive price points. We believe we set a competitive price point, which aligns with the uniqueness and quality of the products offered by the Company. This price point is important in the context of differentiating legacy or generic products in the industry. This comes from years of experience within the industry and significant data points about comparable products within the market that we and our partners collected.

●	Focus on quality. We believe all our products are sourced from the highest quality producers, and we vet our producers by visiting locations to verify quality and control procedures.

●	Labelling and marketing promotions. We believe that we have crafted unique labelling which aligns with our branding. Our labelling includes a removable patch that can be affixed to other items. This serves as continued marketing for our products, as the patch remains after the bottle has been consumed.

Our Growth Strategies

Marketing

We have developed three primary methods for facilitating deals through our marketing division:

●	Channel Partners/Influencers. Our most successful service to date is the ability for liquor brands to have their products displayed by a social media influencer team via product placement, promotion and usage in advertorial collaborations. These influencers are often approached by new brands independently, which are then referred to us. We built up our own group (network) of influencers from scratch (bartenders, alcohol personalities, restaurateurs, social media personalities, alcohol representatives). These influencers have a direct line to qualified customers who are looking to buy products that they recommend. After signing a marketing client, we send their products to our influencers who then create client specific content that directs their followers to the CWS website to buy the product. The influencers are only paid on a percentage of sales.

●	Direct Inbound Lead Generation. Due to the surge in demand for marketing companies that specialize in liquor and alcohol promotion, we have been contacted by an influx of new brands and medium-sized companies that are looking to scale via resources and available services. This is also being driven based on past successes with brands that refer their industry relationships to LQR House. For example, when we first launched the program, we contracted with four to five clients on a monthly basis. Since then, we have had at least 8 clients utilizing our marketing services on a monthly basis. As we continue to grow our operations and increase our service offerings, we intend to increase inbound marketing via Google Ads, social media promotion and search engine optimization to ensure new leads flowing in.

●	Liquor Brand Development. Through our exclusive marketing agreements with external brands, we are developing a reputation as a premium marketer and advertiser for liquor brands, and one that offers efficient and cost-effective services. Brands that are looking to establish themselves often find the Company through web properties of those lines, such as swoltequila.com.

We believe that by continuing to develop leading brands for up-and-coming companies and, by aligning with celebrities and influencers with significant followings, we will continue to offer quality work-product that will attract start-ups looking to establish an online marketing presence. Moreover, we believe that we are developing a portfolio of successful marketing campaigns that will positively influence our word-of-mouth and referral lead generation and overall reputation in the industry.

Brands

We intend to continue expanding and developing our existing brands, like those associated with our SWOL trademark, in two ways. First, we plan to purchase larger amounts of SWOL products, which will allow us to sell to more customers and increase our brand recognition at a quicker rate. Second, we plan on increasing the marketing presence for SWOL and launching our Wine Club. Moreover, we will continue developing new flavors, like SWOL Cristalino and SWOL Peach, that align us with current market trends and evolving consumer preferences.

Acquisitions

We intend to pursue opportunistic acquisitions of the following types of companies involved in the alcoholic beverage industry, or companies that could be beneficial if integrated into our current business model:

●	Existing Brands. We intend to target up-and-coming unique alcohol brands with initial market penetration and the potential to expand with additional marketing and distribution expertise. Our focus will be on the spirits, wine and specialty mixed drink segments of the market. One potential source of acquisitions would include approaching existing marketing clients to gauge their interest in becoming a majority owned subsidiary of our company.

●	Technologies. We will also seek to acquire applications, analytics and distribution tools that can be utilized to complement our existing operations. Our technology acquisitions will focus on platforms that we believe will gain additional market insights and advertising opportunities for internal and external brands that we are developing, or plan to develop in the future.

●	Distribution Licenses and Physical Storage Locations. We intend to target companies with importation licenses and storage facilities that will allow us to physically import and store our brands and our clients’ brands.

We expect to utilize a formal acquisition process for the identification and analysis of targets in the context of strategic alignment to our business objectives, approaching targets for solicitation of interest in a transaction, completing financial, legal and technical due diligence, and negotiating the terms of a transaction and related legal documentation. The core objective of this process is to scale our revenue and earnings and complement our existing operational activities. Each of our management team members has completed significant financial transactions over the course of their careers, and has with experience working with corporate issuers, investment and merchant banks, and law firms, and we believe that our management’s experience will help us achieve our business goals.

Intellectual Property

We consider intellectual property to be important to the operation of our business, and critical to driving growth in our commercial revenue. We acquired trademarks pursuant to the Asset Purchase Agreement in connection with SWOL between LQR House as the Buyer and Dollinger Innovations Inc., Dollinger Holdings LLC, and Sean Dollinger as the Sellers dated as of March 19, 2021 and pursuant to the Asset Purchase Agreement in connection with Soleil Vino among LQR House as the Buyer and Dollinger Holdings LLC as the Sellers dated as of May 31, 2021. We consider our intellectual property to be a key business asset and therefore have rights to use and market the following portfolio of intellectual property:

SWOL Intellectual Property

●	Trademarks: SWOL and Design and all associated intellectual property rights, which are registered in Mexico only.

●	All labels, logos and other branding bearing the SWOL and Design marks or any mark substantially similar to the same.

Soleil Vino Intellectual Property

●	Trademarks for Soleil Vino and all associated trade dress and intellectual property rights (which are not currently registered by us).

●	All labels, logos and other branding bearing the Soleil Vino marks or any mark substantially similar to the same.

●	Website and all related digital and social media content including but not limited to influencer networks, http://www.soleilvino.com, and all related content, and all related sales channels.

Enforcement of our trademark rights is important in maintaining the value of each of our brands. While it would be cost-prohibitive to act in all instances, our aim is to consistently reduce trademark infringements by carrying out coordinated, cost-effective enforcement actions following investigation of suspected trademark infringements. Enforcement action takes a variety of forms, such as working with authorities to seize counterfeit goods and stopping the activities of unauthorized sellers to taking direct legal action against infringers, for example, by issuing cease and desist letters. In relation to materials for which copyright protection is available, our current practice is generally to secure copyright ownership where possible and appropriate.

Human Capital

As of April 1, 2024, we have 18 consultants, including Sean Dollinger, Kumar Abhishek, Jaclyn Hoffman, and Alexandra Hoffman. Our independent contractors include third-party service providers who staff our organization and supplement our teams as needed. None of our personnel are represented by labor unions, and we believe that we have an excellent relationship with everyone who works with us. We operate the Company under remote-first principles.

Seasonality

Seasonality has some impact on our business via the levels at which customers engage with our products and brand. For example, we have traditionally seen lower total sales in the post-holiday and winter months. Our marketing strategies, which may be informed by these seasonal trends, will also impact our quarterly results of operations. These trends may cause our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. We believe that these seasonal trends have affected and will continue to affect our quarterly results.

Facilities

The Company owns an office lease pursuant to a commercial lease agreement between South Doll LLC and LQR House at 6800 Indian Creek Dr., Suite 1E, Miami Beach, FL, 33141 (the “premises”). The premises are used as a corporate office address and as the registered office address for the Company. The lease commenced on February 15, 2023 and will expire on February 28, 2025. Our total office space pursuant to this agreement is approximately 800 square feet. We believe our office space is adequate for at least the next 12 months.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

Key Agreements with Supplier

In accordance with a certain asset purchase agreement dated March 19, 2021, by and between the Company, as buyer, and Dollinger Innovations Inc., Dollinger Holdings LLC, and Sean Dollinger, our Chief Executive Officer, as sellers, the Company became an assignee to that certain Shared Responsibility and Bonding Agreement dated March 19, 2021, between Leticia Hermosillo Ravelero (“Producer”) and Dollinger Innovations Inc., (the “Shared Responsibility and Bonding Agreement”). In connection with this assignment, on July 7, 2023, the Company, Dollinger Innovations Inc. and the Producer signed a ratification of the agreement of assignment of rights of the Shared Responsibility and Bonding Agreement, which requires registration with the Mexican Institute of Industrial Property. The Company submitted documents to the Mexican Institute of Industrial Property to obtain such registration on July 12, 2023. Pursuant to the Shared Responsibility and Bonding Agreement, the Producer produces and supplies to LQR House an alcoholic beverage “Tequila made 100% of agave” labeled “SWOL” and LQR House facilitates the distribution of this product in collaboration with Rilo. The Producer manufactures exclusively for Dollinger Innovations Inc. “Tequila Anejo” and “Tequila 100% De Agave”. The Shared Responsibility and Bonding Agreement as between the original parties, the Producer, and Dollinger Innovations Inc., became effective on August 6, 2021, which is the date of its registration with the Mexican Institute of Industrial Property. The cost and amount of each batch of tequila produced will be determined in advance of the production of each batch by agreement between Producer and the Company. The agreement prohibits distribution and marketing of the product supplied by the Producer in bulk. The Shared Responsibility and Bonding Agreement will terminate on August 6, 2026, unless terminated prior to that date by joint agreement with at least 30 days advance written notice.

On June 30, 2023, pursuant to an assignment agreement, Dollinger Innovations Inc., Dollinger Holdings LLC, and Sean Dollinger assigned their rights as distributor under the Packaging of Origin Co-Responsibility Agreement dated July 6, 2020 (the “Packaging of Origin Co-Responsibility Agreement”) to the Company. Subsequent to that on July 11, 2023, the Producer and LQR House signed a Bottled at Origin Joint Responsibility Agreement (the “Bottled at Origin Joint Responsibility Agreement”), which requires registration with the Mexican institute of Industrial Property, which was requested by the Company on July 13, 2023. Under that agreement, the Producer supplies to the Company, bottled at origin product that strictly complies with the “Official Tequila Standard” (as defined in the agreement) and allows the Company to use the word “Tequila” or “Tequila 100% Agave” on the SWOL brand. The Producer also supplies exclusively to the Company Tequila Anejo and tequila flavored in accordance with the orders submitted by the Company. In its turn, the Company agrees to use the “Tequila Denomination of Origin” and to distribute the product of the same name, supplied by the Producer exclusively in containers bearing the SWOL trademark, used to distinguish and identify the alcoholic beverage called “TEQUILA”. The agreement comes into force on the date when it is registered by the Mexican Institute of Industrial Property and is entered for indefinite term. The agreement can be terminated by mutual agreement of the parties. The agreement will also automatically be terminated in case of failure by either party to comply with the “Official Tequila Standard” as that will result in the suspension or cancellation of the export certificates issued by the RCT.

Both agreements require that the tequila supplied by the Producer should comply with the Mexican Official Tequila Standard.

Government Regulation

The Alcohol Industry

A complex multi-jurisdictional regime governs alcoholic beverage manufacturing, distribution, sales, and marketing in the United States. The alcoholic beverages industry in which we operate is subject to extensive regulation by the Alcohol and Tobacco Tax and Trade Bureau (and other federal agencies), each state’s liquor authority, and potentially local authorities depending on location. These regulations and laws dictate such matters as licensing requirements, production, importation, ownership restrictions, trade, and pricing practices, permitted distribution channels, delivery, and prohibitions on sales to minors, permitted, and required labeling, and advertising and relations with wholesalers and retailers. These laws, regulations and licensing requirements may, and sometimes are, interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other legal mandates or with the Company’s business practices. Further, these laws, rules, regulations, and interpretations are constantly changing because of litigation, legislation, and agency priorities, and could result in increased regulation. The Company’s actual or asserted non-compliance with any such law, regulation or requirement could expose us to investigations, claims, litigation, injunctive proceedings and other criminal or civil proceedings by private parties and regulatory authorities, as well as license suspension, license revocation, substantial fines, and negative publicity, any of which could adversely affect our results of operations, financial condition, and business.

The Internet

We are subject to several laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. The way existing laws and regulations will be applied to the Internet and how they will relate to our business are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement.

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example:

The Credit Card Accountability Responsibility and Disclosure Act of 2009, or CARD Act, and similar laws and regulations adopted by several states regulate credit card and gift certificate use fairness, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. We are subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected.

The Digital Millennium Copyright Act (DMCA) provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing, or linking to third-party content that infringes copyrights of others.

The California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. In addition, the European Union and United Kingdom have adopted the General Data Protection Regulation (GDPR), which likewise impose significant data protection obligations on enterprises, including limitations on data uses and constraints on certain uses of sensitive data. Effective January 1, 2023, we became subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act, and Virginia’s Consumer Data Protection Act, another comprehensive data privacy law. Effective July 1, 2023, we became subject to the Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we will also become subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this annual report, before purchasing our common stock. We have listed below (not necessarily in order of importance or probability of occurrence) what we believe to be the most significant risk factors applicable to us, but they do not constitute all of the risks that may be applicable to us. Any of the following factors could harm our business, financial condition, results of operations or prospects, and could result in a partial or complete loss of your investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

Risks Related to Our Business and Industry

Our Chief Executive Officer, Sean Dollinger, has been the subject of a compliance review that was initiated by the British Columbia Securities Commission, and has not formally been concluded, in connection with the sale of a subsidiary by Namaste Technologies Inc. when Mr. Dollinger was the Chief Executive Officer there, and if the British Columbia Securities Commission or any other regulatory agency takes additional action against Mr. Dollinger, our business could be materially adversely affected.

Sean Dollinger, our Chief Executive Officer, was the Chief Executive Officer of Namaste Technologies Inc., or Namaste, a Canadian public company, from June 2015 to February 2019. In October 2017, Namaste sought to list its securities on the TSX Venture Exchange, or TSXV. During that time, the TSXV and the Toronto Stock Exchange, or TXV, advised their listed issuers that they could not hold interests in any entities engaging in activities related to cannabis in the United States. After receiving the TSXV Notice, Namaste sought to divest one of its subsidiaries who would be the subject of the TSXV’s notice, Dollinger Enterprises US Inc., or Dollinger US. On November 28, 2017, in a transaction approved by the Namaste board of directors, Namaste sold Dollinger US to ESC Hughes Holdings Ltd, or ESC Hughes, a company owned by David Hughes, who was acting as Chief Marketing Officer of Namaste through his wholly owned consulting firm, ORH Marketing Ltd. In an Investor call on November 29, 2017, Mr. Dollinger affirmed that the $400,000.00 purchase price for Dollinger US was fair market value and that the deal was conducted at arm’s length.

On September 13, 2018, and October 4, 2018, Citron Research, a company controlled by US-based short-seller Andrew Left, released two reports on Namaste. In those reports, Citron Research made allegations of securities fraud relating to the sale of Dollinger US. On October 9, 2018, and October 10, 2018, the British Columbia Securities Commission’s (“BCSC”) compliance department, which is a separate and distinct group from the BCSC’s enforcement department, issued comment letters to Namaste containing requests for information regarding the allegations in Citron Research’s report. Namaste responded to the letter and stated that neither ESC Hughes nor David Hughes was then, or is now, a “related party” to the Company (as defined in Multilateral Instrument 61-101, Protection of Minority Security Holders in Special Transactions) as neither ESC Hughes nor David Hughes individually, or in aggregate, held then, or hold now, greater than 10% of the outstanding securities of Namaste. Mr. Dollinger departed from Namaste in February 2019 but has offered his full cooperation to the BCSC in all requests. The BCSC has not filed an action against Mr. Dollinger, or Namaste, because of the Dollinger US transaction.

In connection with the sale of Dollinger US, on October 19, 2018, a class action complaint was filed in the Ontario Superior Court of Justice against Namaste and its former CEO, Sean Dollinger, and COO, Philip Van Den Berg on behalf of those who acquired securities of Namaste during certain time periods, alleging that the Defendants made misrepresentations of material facts relating to Namaste’s business, operations, and finances by omitting from core documents, non-core documents and statements, material facts about the sale of Dollinger US. The complaint asserted causes of action for misrepresentations with respect to securities under Section 138.3 of Ontario Securities Act (imposing liability “Where a responsible issuer or a person or company with actual, implied or apparent authority to act on behalf of a responsible issuer releases a document that contains a misrepresentation …”) and common law claims for secondary market negligent and fraudulent misrepresentations. The Ontario Court approved a settlement agreement on July 22, 2019, in which the plaintiffs received $2,150,000.00, paid out by Namaste’s insurance policy, and the defendants, including Mr. Dollinger, did not make any admissions of guilt, liability, or wrongdoing. We do not believe that Mr. Dollinger’s involvement in this class action, which was settled without any admissions of guilt or wrongdoing or liability, will have any effect on our ability to operate our business, the price of our stock, or the results of our operations.

Additionally, on November 19, 2018, a class action complaint was filed in the United States District Court for the Southern District of New York against Namaste, Sean Dollinger, Philip Van Den Berg, and former CFO, Kenneth Ngo, on behalf of persons and entities who or which purchased or otherwise acquired shares of Namaste common stock traded on the over-the-counter market between November 29, 2017, and March 6, 2019. In that claim, plaintiffs alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on allegations that the defendants made false or misleading statements or failed to disclose that Namaste did not disclose that it had sold Dollinger US to Namaste executives and, consequently, Namaste did not sell Dollinger US in an arm’s length transaction, and as a result, Namaste’s public statements were materially false and misleading at all relevant times relating to the sale of Dollinger US. The District Court in this case approved a settlement agreement on March 11, 2020, in which the plaintiffs were awarded $2,750,000.00, paid out by Namaste’s insurance policy, and the defendants, including Mr. Dollinger, did not make any admissions of guilt, liability, or wrongdoing. We do not believe that Mr. Dollinger’s involvement in this class action, which was settled without any admissions of guilt or wrongdoing or liability, will have any effect on our ability to operate our business, the price of our stock, or the results of our operations.

Regarding the BCSC compliance review and correspondence with Mr. Dollinger, we believe that it is reasonable to infer from the length of time that has passed since the last contact from the BCSC, though not a certainty, that the BCSC compliance department has concluded its review into Mr. Dollinger. Additionally, we believe it is reasonable to infer that, had the BCSC enforcement department, which has a six-year statute of limitations as to actionable securities fraud, found wrongdoing involving the matter described above, the BCSC enforcement department likely would have contacted Mr. Dollinger or his lawyer by now, though, again, that inference is by no means a certainty. We do not believe that there is an ongoing BCSC investigation or review in which Mr. Dollinger is a subject, however, we have not received formal confirmation to that effect, and we will likely never receive formal confirmation of that fact since the BCSC does not make public their confidential investigations. If there is an active investigation or review of Mr. Dollinger by the BCSC or any other enforcement division of a regulatory agency, and that review results in an enforcement action against him by the BCSC or any other regulatory agency, then the filing of that action or the result thereof could cause a diversion of the time that Mr. Dollinger has to spend on our business and otherwise may have a have a material adverse impact on the price of our securities and the results of our operations.

Our Chief Executive Officer and Director is, and may in the future become, affiliated with entities engaged in business activities similar to those that could be conducted by us and, accordingly, may in the future have conflicts of interest in allocating his time and determining to which entity a particular business opportunity should be presented.

We intend to become the full-service digital marketing and brand development face of the alcoholic beverage space. Our Chief Executive Officer is also a sole shareholder and Director of Dollinger Innovations Inc., a Canadian corporation, and the sole Member and Manager of Dollinger Holdings LLC, a Florida Limited liability Company.

Our Packaging of Origin Co-Responsibility Agreement, dated July 6, 2020 (the “Packaging of Origin Co-Responsibility Agreement”), originally signed by and among Leticia Hermosillo Ravelero (the “Producer”), Sean Dollinger, Dollinger Innovations Inc., and Dollinger Holdings LLC, was assigned to us pursuant to an assignment agreement, dated June 30, 2023 (the “June 30 Assignment Agreement”), by and among LQR House (assignee), Dollinger Innovations Inc., Dollinger Holdings LLC, Sean Dollinger (assignor), and the Producer. Following the assignment to us of all rights, title, and interest in the Packaging of Origin Co-Responsibility Agreement under the June 30 Assignment Agreement, we and the Producer signed a Bottled at Origin Joint Responsibility Agreement, dated July 11, 2023 (the “Bottled at Origin Joint Responsibility Agreement”).

Further, the Shared Responsibility & Bonding Agreement dated March 19, 2021 (the “Shared Responsibility and Bonding Agreement”), as originally among Sean Dollinger, Dollinger Innovations Inc., Dollinger Holdings, LLC, and the Producer, was assigned to us pursuant to (i) an asset purchase agreement dated March 19, 2021, which assigned over all rights, title, and interest in the Shared Responsibility and Bonding Agreement to LQR House and (ii) a ratification agreement containing the Producer’s assent to the assignment, among LQR House, Dollinger Innovations Inc., Dollinger Holdings LLC, and Sean Dollinger (collectively, the “Shared Responsibility and Bonding Assignment Agreement”).

Our business is materially dependent on the Bottled at Origin Joint Responsibility Agreement and the Shared Responsibility and Bonding Agreement.

Pursuant to the Bottled at Origin Joint Responsibility Agreement, the Producer supplies to us product that strictly complies with the “Official Tequila Standard” (as defined in the agreement) under Mexican law and allows us to use the word “Tequila” or “Tequila 100% Agave” on the SWOL brand. The Producer also supplies exclusively to us Tequila Anejo and flavored tequila in accordance with the orders submitted by us.

Pursuant to the Shared Responsibility and Bonding Agreement, the Producer produces and supplies to “Tequila made 100% of agave” and labeled with the trademark “SWOL” obtained in Mexico. We facilitate the distribution of tequila in collaboration with Rilo, who we engage to import SWOL branded tequila from Mexico to the United States.

Sean Dollinger, our Director and Chief Executive Officer is also the sole shareholder and Director of Dollinger Innovations Inc., and the sole Member and Manager of Dollinger Holdings LLC. If there is a disagreement between us on one hand and Dollinger Innovations Inc and Dollinger Holdings LLC on the other, with respect to the June 30 Assignment Agreement and the Shared Responsibility and Bonding Assignment Agreement, it could be in Mr. Dollinger’s personal interest to agree with Dollinger Innovations Inc. and Dollinger Holdings LLC in opposition to the interests of the Company. If this occurred, the Company could lose access to a material portion of its assets which would have a material adverse effect on our business, financial condition and results of operations.

Our business, revenue, and operations depend on our continuing relationship with CWS.

In the years ended December 31, 2023 and 2022, all revenue was derived from or directly related to contractual relationship with CWS. Although we acquired the CWS Platform from Ssquared on November 1, 2023, and no longer rely on the Marketing Agreement for any revenue, CWS will continue to be for the foreseeable future our only source of distribution of alcoholic beverages. Additionally, because the President of CWS is also the 100% equity owner of KBROS, we could have opportunities in the future to expand the number of our distributors or even replace CWS with a distributor that offer terms more favorable. These opportunities could be declined by KBROS as it is responsible for the management of the fulfillment of sales orders that are generated by the CWS Platform. Because of the affiliate relationship between KBROS and CWS, KBROS would be conflicted if presented with opportunities for the CWS Platform that are against the interests of CWS and may decline such opportunities against our interest. While our relationship with CWS is ongoing and is expected to continue, we cannot be certain that CWS will be willing or able to continue to distribute the products sold on the CWS Platform and although under the Management Agreement it is KBROS’s responsibility to fulfill orders, if we could not or KBROS were not able or willing to secure a new distributor for the CWS Platform if necessary, the lack of a distributor would have material adverse consequences on our financial condition and prospects.

We have a limited operating history, which may make it difficult to evaluate our business and prospects.

The Company is an early, startup stage entity with little operating history. The Company only has nominal cash as of the date of this Annuary Report on the Form 10-K. The revenue and income potential of the Company’s business and market are unproven. The Company’s limited operating history makes an evaluation of the Company and its prospects difficult and highly speculative. There can be no assurances that: (a) the Company will be able to develop products or services on a timely and cost effective basis; (b) the Company will be able to generate any increase in revenues; (c) the Company will have adequate financing or resources to continue operating its business and to provide products and services to customers; (d) the Company will earn a profit; (e) the Company can raise sufficient capital to support operations by attaining profitability; or (f) the Company can satisfy future liabilities.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in its report.

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $15,747,724 and $1,842,175 during the years ended December 31, 2023 and 2022, respectively, and had cash used in operations of $9,113,855 during the year ended December 31, 2023. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern until it reaches profitability is dependent upon its ability to generate cash from operating activities and to raise additional capital to fund operations. Management plans to raise additional capital to fund operations through debt and/or equity financings. The Company has raised funds from the IPO and an additional $16.6 million from its public offerings in October and November 2023. Our failure to raise additional capital could have a negative impact on not only our financial condition but also our ability to execute our business plan. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not be able to obtain financing on acceptable terms, or at all.

The Company may need to raise additional capital to support its operations.

The Company may need to procure additional financing over time, the amount and timing of which will depend on a number of factors, including the pace of expansion of the Company’s opportunities and customer base, the scope of product development to be undertaken by the Company, the need to respond to customer needs for improvement of product offerings, the services offered and development efforts, the cash flow generated by its operations, the extent of losses, if any with respect to matters identified as risk factors herein and the extent of other unanticipated areas or amounts of expenditure. The Company cannot fully predict the extent to which it will require additional financing. There can be no assurance regarding the availability or terms of additional financing the Company may be able to procure over time. Any new investor may require that any future debt financing or issuance of preferred equity by the Company could be senior to the rights of stockholders, and any future issuance of equity could result in the dilution of the value of our shares.

The Company may incur significant losses, and there can be no assurance that the Company will ever become a profitable business.

During the years ended December 31, 2023 and 2022, we had net losses of $15,747,724 and $1,842,175, respectively. It is anticipated that the Company may continue to sustain operating losses. Its ability to become and/or remain profitable depends in material part on success in growing and expanding the Company’s products and services. There can be no assurance that this will occur. Unanticipated problems and expenses often encountered in offering new and unique products or services may impact whether the Company is successful. Furthermore, the Company may encounter substantial delays and unexpected expenses related to development, technological changes, marketing, insurance, legal or regulatory requirements and changes to such requirements or other unforeseen difficulties. There can be no assurance that the Company will remain profitable. If the Company sustains losses over a period of time, it may be unable to continue in business.

The Company’s future revenue and operating results are unpredictable and may fluctuate significantly.

It is difficult to accurately forecast the Company’s revenues and operating results, and they could fluctuate in the future due to several factors. These factors may include acceptance of the Company’s products and services; the amount and timing of operating costs and capital expenditures; competition from other market venues or services that may reduce market share and create pricing pressure; and adverse changes in general economic, industry and regulatory conditions and requirements. The Company’s operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

We rely on a limited number of suppliers, or, in some cases, a sole supplier, and may not be able to find replacements or immediately transition to alternative suppliers.

Our SWOL Tequila is produced by the sole supplier, an individual based in Guadalajara, Mexico. This supplier is solely responsible for the production, bottling, labeling, capping, and packaging of our finished tequila product. If our contracts with this supplier are terminated for any reason (including, natural death of our supplier), we may not have alternative sources of supply at comparable prices and may not be able to complete orders for SWOL Tequila in time or at all. If we find a replacement, we also may not be able to raise the prices of our products to cover all, or even a portion, of the increased costs. In addition, if our supplier fails to perform satisfactorily, fails to handle increased orders, it could cause us to fail to meet orders, lose sales, incur additional costs and/or expose us to product quality issues. This could cause us to lose credibility in the marketplace and damage our relationships with our customers and partners, ultimately leading to a decline in our business and results of operations. We may not be able to obtain an acceptable substitute for production, bottling, labeling, capping, and packaging from another supplier on the same basis or at all. Even if we are able to obtain acceptable substitutes from replacement suppliers, their use could require us to significantly alter our business operations. An interruption in our business operations could occur if we encounter delays or difficulties in securing or maintaining the production of SWOL Tequila. Any such interruption could negatively impact our business development, launches of new products, and significantly affect our business, financial condition, results of operations, and reputation.

The Company’s ability to import SWOL Tequila may be suspended at any time by the Mexican authorities and until registration of the Company’s Mexican agreements is complete, the Company will not be able to enforce its authorization to use the denomination of origin “TEQUILA” applied in their products branded under the SWOL trademark against third parties in Mexico.

On March 19, 2021, the Company entered into an asset purchase agreement with Dollinger Innovations Inc., Dollinger Holdings LLC, and Sean Dollinger pursuant to which we acquired the assets related to the online or in-person sale of original SWOL tequila and other SWOL branded products. The transaction included the assignment of the Shared Responsibility and Bonding Agreement by and between Dollinger Innovations and Leticia Hermosillo Raverero relating to the production of original SWOL tequila for exclusive importation into the United States by Dollinger Innovations or its assigns. In connection with this assignment, on July 7, 2023, the Company, Dollinger Innovations Inc. and the Producer signed a ratification of the agreement of assignment of rights of the Shared Responsibility and Bonding Agreement, which requires registration with the Mexican Institute of Industrial Property. The Company submitted documents to the Mexican Institute of Industrial Property to obtain such registration on July 12, 2023.

On June 30, 2023, pursuant to an assignment agreement, Dollinger Innovations Inc., Dollinger Holdings LLC, and Sean Dollinger assigned their rights as distributor under the Packaging of Origin Co-Responsibility Agreement with the Producer dated July 6, 2020 to the Company. Subsequent to that, on July 11, 2023, the Producer and LQR House signed a Bottled at Origin Joint Responsibility Agreement, which requires registration with the Mexican institute of Industrial Property, which was requested by the Company on July 13, 2023.

The Company does not know when it will receive the completed registrations described above, and the Mexican authorities could suspend importation into the United States of SWOL branded products at any time. Until we obtain a completed registration, the Company will not be able to enforce its authorization to use the denomination of origin “TEQUILA” applied in their products branded under the SWOL trademark against third parties in Mexico. After we obtain such registrations, the Mexican authorities could suspend such importation of SWOL branded products only in case of cancellation of the registration, which would only happen in the following scenarios: i) if the parties fail to comply with the “Official Tequila Standard” as that will result in the suspension or cancellation of the export certificates issued by the regulatory Council of Tequila, A.C. (“RCT”); ii) if LQR House fails to include the phrases: “Protected Designation of Origin” in their products in the terms provided in article 302 of Mexico Federal Law for the Protection of Industrial Property; and iii) by termination of the validity of the authorization provided by the Producer. In the event that importation of SWOL products is suspended it would have a material adverse effect on the Company’s financial results and reputation.

If demand for our products and services does not develop as expected our projected revenues and profits will be affected.

Our future profits are influenced by many factors, including economics, world events and changing customer preferences. We believe that the markets in our product segment will continue to grow, that we will be successful in marketing our products and services in these markets. If our expectations as to the size of these markets and our ability to sell our products and services in this market are not correct, our revenue may not materialize, and our business will be adversely affected.

If we fail to acquire and retain new customers, or fail to do so in a cost-effective manner, we may be unable to increase net revenues, improve margins and achieve profitability.

Our success depends on our ability to acquire and retain new customers and to do so in a cost-effective manner. We must continue to acquire customers in order to increase net revenues, improve margins, and achieve profitability. We intend to make significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. We cannot assure you that the net revenues from the new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may be unable to acquire or retain customers. If we are unable to acquire or retain customers who purchase products in volumes sufficient to grow our business, we may be unable to generate the scale necessary to achieve operational efficiency. Consequently, our prices may increase, or may not decrease to levels sufficient to generate customer interest, our net revenues may decrease, and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

We believe that many of our new customers will originate from word-of-mouth and other non-paid referrals from our customers. Therefore, we must ensure that our customers remain loyal to us to continue receiving those referrals. If our efforts to satisfy our customers are not successful, we may be unable to acquire new customers in sufficient numbers to continue to grow our business, and we may be required to incur significantly higher marketing expenses to acquire new customers.

We rely on other third parties to provide services essential to the success of our business.

Third parties provide a variety of essential business functions for us, including customer service, legal and distribution. It is possible that some of these third parties will fail to perform their services or will perform them in an unacceptable manner. It is possible that we will experience delays, errors, or other problems with their work that will materially impact our operations.

In particular, we rely on CWS for the distribution of products sold by our marketing clientele. In the event CWS were to lose their distribution license, for any reason, including but not limited to, changes in state and federal regulations, we would have to seek alternative distribution options immediately. The services we sell to our clients could be interrupted by the change in distribution provider and our business and reputation could suffer. If our efforts to contract with another distributor are unsuccessful, the Company may be unable to achieve or maintain profitability and may incur significant losses in the future. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

The value of our brand also depends on effective customer support to provide a high-quality customer experience, which requires significant personnel expenses. If not managed properly, this expense could impact our profitability. Failure to manage or train our outsourced customer support representatives properly could compromise our ability to handle customer complaints effectively.

Reduced consumer demand for alcoholic beverages could harm our business.

There have been periods in the past in which overall per capita consumption of alcoholic beverages in the United States and other markets in which we participate has declined substantially. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including a general decline in economic conditions, increased concern about the health consequences of consuming alcoholic beverage products and about drinking and driving, a trend toward a healthier diet including lighter, lower-calorie beverages such as diet soft drinks, juices and water products, the increased activity of anti-alcohol groups and increased federal, state or foreign excise and other taxes on alcoholic beverage products. The competitive position of the Company’s products could also be affected adversely by any failure to achieve consistent, reliable quality in the product or service levels to customers.

The success of our business relies heavily on brand image, reputation, and product quality.

It is important that we maintain and increase the image and reputation of our existing brands and products. Concerns about product quality, even when unsubstantiated, could be harmful to our image and reputation of our brands and products. While we have quality control programs in place, in the event we experienced an issue with product quality, we may experience recalls or liability in addition to business disruption which could further negatively impact brand image and reputation and negatively affect our sales. Our brand image and reputation may also be more difficult to protect due to less oversight and control because of the outsourcing of some of our operations. We also could be exposed to lawsuits relating to product liability or marketing or sales practices. Deterioration to our brand equity may be difficult to combat or reverse and could have a material effect on our business and financial results.

In addition, in recent years, there has been a marked increase in the use of social media platforms and other forms of Internet-based communications that provide individuals with access to broad audiences, and the availability of information on social media platforms is virtually immediate, as can be its impact. Many social media platforms immediately publish the content their participants post, often without filters or checks on accuracy of the content posted. Furthermore, other Internet-based or traditional media outlets may in turn reference or republish such social media content to an even broader audience. Information concerning us, regardless of its accuracy, may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may materially harm our brand, reputation, performance, prospects and business, and such harm may be immediate and we may have little or no opportunity to respond or to seek redress or a correction.

Changes in consumer spending could have a negative impact on our financial condition and business results.

Alcohol sales depend upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state income tax rates, deductibility of business entertainment expenses under federal and state tax laws, and consumer confidence in future economic conditions. Changes in consumer spending in these and other areas can affect both the quantity and the price of wines that customers are willing to purchase online, at restaurants or through retail outlets. Reduced consumer confidence and spending may result in reduced demand for our products, limitations on our ability to increase prices and increased levels of selling and promotional expenses. This, in turn, may have a considerable negative impact upon sales and gross margins.

We are subject to, or voluntarily comply with, a number of other laws and regulations relating to the payments we accept from our customers and third parties, including with respect to money laundering, money transfers, privacy, and information security, and electronic fund transfers. These laws and regulations could change or be reinterpreted to make it difficult or impossible for us to comply. If we were found to be in violation of any of these applicable laws or regulations, we could be subject to civil or criminal penalties and higher transaction fees or lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, which may make our services less convenient and less attractive to our customers and diminish the customer experience.

Adverse public opinion about alcohol may harm our business.

While a number of research studies suggest that moderate alcohol consumption may provide various health benefits, other studies conclude or suggest that alcohol consumption has no health benefits and may increase the risk of stroke, cancer and other illnesses. An unfavorable report on the health effects of alcohol consumption could significantly reduce the demand for wine, which could harm our business by reducing sales and increasing expenses.

In recent years, activist groups have used advertising and other methods to inform the public about the societal harms associated with the consumption of alcoholic beverages. These groups have also sought, and continue to seek, legislation to reduce the availability of alcoholic beverages, to increase the penalties associated with the misuse of alcoholic beverages, or to increase the costs associated with the production of alcoholic beverages. Over time, these efforts could cause a reduction in the consumption of alcoholic beverages generally, which could harm our business by reducing sales and increasing expenses.

Increased regulatory costs or taxes would harm our financial performance.

The Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury, or the TTB, imposes excise taxes, and/or other taxes on beverage alcohol products, and/or on certain raw materials used to produce our beverage alcohol products, in varying amounts. TTB or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. Significant increases in taxes on, or that impact, beverage alcohol products could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

Changes in the prices of supplies and raw materials could have a materially adverse effect on our business.

There have been changes in the cost of raw materials used in tequila production and especially raw spirits in recent years. The increases in prices may also take place in the future and our inability to pass on increases to our customers could reduce our margins and profits and have a material adverse effect on our business. We cannot assure you that shortages or increases in the prices of our supplies or raw materials will not have a material adverse effect on our financial condition and results of operations.

We are subject to, or voluntarily comply with, a number of other laws and regulations relating to the payments we accept from our customers and third parties, including with respect to money laundering, money transfers, privacy, and information security, and electronic fund transfers. These laws and regulations could change or be reinterpreted to make it difficult or impossible for us to comply. If we were found to be in violation of any of these applicable laws or regulations, we could be subject to civil or criminal penalties and higher transaction fees or lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, which may make our services less convenient and less attractive to our customers and diminish the customer experience.

We are subject to risks associated with payments to us from our customers and other third parties, including risks associated with fraud.

Nearly all of our customers’ payments, for marketing services, are made by credit card or debit card. We currently rely exclusively on one third party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor becomes unwilling or unable to provide these services to us and we are unable to find a suitable replacement on a timely basis. We are also subject to payment brand operating rules, payment card industry data security standards and certification requirements, which could change or be reinterpreted to make it more difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers, which would make our services less convenient and attractive to our customers and likely result in a substantial reduction in revenue. We may also incur losses as a result of claims that the customer did not authorize given purchases, fraud, erroneous transmissions and customers who have closed bank accounts or have insufficient funds in their accounts to satisfy payments owed to us.

We are subject to, or voluntarily comply with, a number of other laws and regulations relating to the payments we accept from our customers and third parties, including with respect to money laundering, money transfers, privacy, and information security, and electronic fund transfers. These laws and regulations could change or be reinterpreted to make it difficult or impossible for us to comply. If we were found to be in violation of any of these applicable laws or regulations, we could be subject to civil or criminal penalties and higher transaction fees or lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, which may make our services less convenient and less attractive to our customers and diminish the customer experience.

We may not be able to fully exploit newly acquired brands.

We intend to acquire third-party brands. In our experience, not every brand deployment is successful. We may incur significant costs acquiring and promoting new brands only to have limited market acceptance and limited resulting sales. If this occurs, our financial results may be negatively impacted, and we may determine it is in the best interest of the Company to no longer support that brand.

We operate in highly competitive industries, and competitive pressures could have a material adverse effect on our business.

The alcoholic beverage distribution industry in the United States is intensely competitive and highly fragmented. The principal competitive factors in that industry include product range, pricing, distribution capabilities and responsiveness to consumer preferences, with varying emphasis on these factors depending on the market and the product. With respect to individual customers, we face significant competition from various regional distributors and brick and mortar stores, who compete principally on price. The effect of this competition could adversely affect our results of operations.

We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.

Our future performance depends on the continued services and contributions of our senior management and other key employees, including Sean Dollinger, our founder and Chief Executive Officer, and Kumar Abhishek, our Chief Financial Officer and Jaclyn Hoffman, our Chief Marketing Officer. Without these key executives and employees, we may not have the ability to execute our business plans and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results. We do not presently maintain any key man life insurance policies.

We may not be able to manage future growth effectively.

If our business plans are successful, we may experience significant growth in a short period of time and potential scaling issues. Should we grow rapidly, our financial, management and operating resources may not expand sufficiently to adequately manage our growth. If we are unable to manage our growth, our costs may increase disproportionately, our future revenues may stop growing or decline and we may face dissatisfied customers. Our failure to manage our growth may adversely impact our business and the value of your investment.

If the Company fails to develop or protect its intellectual property adequately, the Company’s business could suffer.

The Company has attempted, and may attempt, to develop certain intellectual property of its own, but cannot assure that it will be able to obtain exclusive rights in trade secrets, patents, trademark registrations and copyright registrations. At this time, the Company is unsure of what types of intellectual property might be developed. The cost of developing, applying for and obtaining such enforceable rights is expensive. Even after such enforceable rights are obtained, there are significant costs for maintaining and enforcing them. The Company may lack the resources to put in place exclusive protection and enforcement efforts. Also, certain of the Company’s product or service offerings initially draws from publicly available technology in the marketplace. The Company’s failure to obtain or maintain adequate protection of its intellectual property rights for any reason could have a material adverse effect on its business, financial condition and results of operations.

If the Company were to develop intellectual property, the Company may seek to enforce its intellectual property rights on others through litigation. The Company’s claims, even if meritorious, may be found invalid or inapplicable to a party the Company believes infringes or has misappropriated its intellectual property rights. In addition, litigation can:

●	be expensive and time consuming to prosecute or defend;

●	result in a finding that the Company does not have certain intellectual property rights or that such rights lack sufficient scope or strength;

●	divert management’s attention and resources; or

●	require the Company to license its intellectual property.

We do not have any trademarks that are registered in the United States. Our SWOL trademark is registered in Mexico only. As a result, a third party may be able to successfully challenge our enforcement of the SWOL trademark in the United States. If a successful challenge to our enforcement of our trademarks rights with respect to SWOL were to occur, we could lose the ability to market SWOL in the United States and such an occurrence could have a material adverse effect on our financial condition.

The Company relies or may rely in the future on trademarks or service marks to establish a market identity for its products or services. To maintain the value of the Company’s trademarks or service marks, the Company might have to file lawsuits against third parties to prevent them from using marks confusingly similar to or dilutive of the Company’s registered or unregistered trademarks or service marks. The Company also might not obtain registrations for its pending or future trademark or service marks applications and might have to defend its registered trademark or service marks and pending applications from challenge by third parties. Enforcing or defending the Company’s registered and unregistered trademarks or service marks might result in significant litigation costs and damages, including the inability to continue using certain marks.

The laws of foreign countries in which the Company may contemplate doing business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in a judicial or administrative proceeding could prevent the Company from offering or providing its products or services or prevent the Company from stopping others from offering or providing competing services, and thereby have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s products, services or processes could be subject to claims of infringement of the intellectual property of others.

Claims that the Company’s products, services, business methods, or processes infringe upon the proprietary rights of others often are not asserted until after commencement of commercial sales of a product. Significant litigation regarding intellectual property rights exists in the Company’s industry. Third parties may make claims of infringement against the Company in connection with the use of its technology. Any claims, even those without merit, could:

●	be expensive and time consuming to defend;

●	cause the Company to cease making, licensing, or using services that incorporate the challenged intellectual property; or

●	divert management’s attention and resources.

The Company cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to the Company on acceptable terms or at all. The Company’s failure to obtain the necessary licenses or other rights could prevent the development, or distribution of the Company’s marketing technology and, therefore, could have a material adverse effect on the Company’s business.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

Our supplier is located in Mexico. Because of this we face exposure to adverse movements in foreign currency exchange rates. Our primary exposures are expected to be related to pesos denominated operating expenses in Mexico. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows.

A failure or breach of our security systems or infrastructure as a result of cyberattacks could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks for technology companies, such as the Company, have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties or may result from human error or accidental technological failure. These threats include cyberattacks, such as computer viruses, malicious code, phishing attacks or information security breaches.

Our operations will, in part, rely on the secure processing, transmission and storage of confidential proprietary and other information in our computer systems and networks. Our customers will rely on digital technologies, computers, email and messaging systems, software and networks to conduct their operations or to utilize our products or services. In addition, to access our products and services, our customers will use personal smartphones, tablet computers and other mobile devices that may be beyond our control.

If a cyberattack or other information security breach occurs, it could lead to security breaches of the networks, systems or devices that our customers use to access our products and services which could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information) or data security compromises. Such events could also cause service interruptions, malfunctions or other failures in the physical infrastructure or operations systems that will support our businesses and customers, as well as the operations of our customers or other third parties. Any actual attacks could lead to damage to our reputation with our customers and other parties and the market, additional costs to the Company (such as repairing systems, adding new personnel or protection technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such attacks are not detected immediately, their effect could be compounded.

Although we will attempt to mitigate these risks, there can be no assurance that we will be immune to these risks and not suffer losses in the future.

Current market conditions and recessionary pressures in one or more of the Company’s markets could impact the Company’s ability to grow its business.

The U.S. economy faces continued concerns about the systemic impacts of adverse economic conditions such as the U.S. deficit, historically high inflation, volatile energy costs, geopolitical issues, the continued availability and cost of credit in the face of expected interest rate increases by the U.S. Federal Reserve, ongoing supply chain disruptions, the ongoing impact of the COVID-19 pandemic, and unstable financial and real estate markets. Foreign countries, including those in the Euro zone, are affected by similar systemic impacts. Turbulence in the United States and international markets and economic conditions may adversely affect the Company’s liquidity and financial condition, and the liquidity and financial condition of the Company’s customers. If these market conditions occur, they may limit the Company’s ability, and the ability of the Company’s customers, to replace maturing liabilities and to access the capital markets to meet liquidity needs, which could have a material adverse effect on the Company’s financial condition and results of operations. There is no assurance that the Company’s products and services will be accepted in the marketplace. To date, inflationary pressures have not had a material impact on the Company’s financial condition and results of operations, and we have not developed any plans or taken any action to mitigate such inflationary pressures. However, there is no assurance the inflationary pressures will not have a material effect on the Company’s financial condition and results of operations in the future. If inflationary pressures begin to have a material effect on the Company in the future, we may or may not develop plans to mitigate those pressures.

Risks Related to Government Regulation and Being a Public Company

We will face growing regulatory and compliance requirements which can be costly and time consuming.

New and evolving regulations and compliance standards for cyber security, data protection, privacy, and internal IT controls are often created in response to the tide of cyberattacks and will increasingly impact organizations like our company. Existing regulatory standards require that organizations implement internal controls for user access to applications and data. In addition, data breaches are driving a new wave of regulation, such as the European Union’s General Data Protection Regulation, with stricter enforcement and higher penalties. Regulatory and policy-driven obligations require expensive and time-consuming compliance measures. The fear of non-compliance, failed audits, and material findings has pushed organizations to spend more to ensure they are in compliance, often resulting in costly, one-off implementations to mitigate potential fines or reputational damage. The high costs associated with failing to meet regulatory requirements, combined with the risk of fallout from security breaches, has elevated this topic from the IT organization to the executive and board level. We may need to spend additional time and money ensuring we will meet future regulatory requirements.

Our business could be negatively impacted by changes in the U.S. political environment.

There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal, state and local levels in the United States. Such uncertainty and any material changes in such legislation, regulation and government policy could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals that might materially impact us include, but are not limited to, changes to liability rules for data privacy regulations, import and export regulations, income tax regulations and the U.S. federal tax code and public company reporting requirements, immigration policies and enforcement, healthcare law, minimum wage laws, climate and energy policies, foreign trade and relations with foreign governments, and pandemic response. To the extent changes in the political environment have a negative impact on us or on our customers, our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.

Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

In the ordinary course of our business, we might collect and store in our internal and external data centers, cloud services and networks sensitive data, including our proprietary business information and that of our customers, suppliers and business collaborators, as well as personal information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. The number and sophistication of attempted attacks and intrusions that companies have experienced from third parties has increased over the past few years. Despite our security measures, it is impossible for us to eliminate this risk.

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws, such as the California Consumer Privacy Act, as amended, or the CCPA, among other things, contain disclosure obligations for businesses that collect personal information about residents in their state and affords those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. Effective January 1, 2023, we became subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act, and Virginia’s Consumer Data Protection Act, another comprehensive data privacy law. Effective July 1, 2023, we became subject to the Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we will also become subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the EU General Data Protection Regulation, or the GDPR, also might apply to some of our operations or business collaborators. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data/information, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total company revenue). Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change and may require substantial costs to monitor and implement and maintain adequate compliance programs. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

Our business depends on our customers’ continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure. Internet access providers may be able to block, degrade or charge for access to certain of our services, which could lead to additional expenses and the loss of customers.

Our services depend on the ability of our customers, and the customers of Country Wine & Spirits Inc., to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers have the ability to take measures including legal actions, that could degrade, disrupt or increase the cost of user access to certain of our services by restricting or prohibiting the use of their infrastructure to support our services, charging increased fees to our users, or regulating online speech. Such interference could result in a loss of existing users, advertisers and goodwill, could result in increased costs and could impair our ability to attract new users, thereby harming our revenue and growth.

Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our services and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the U.S. is subject to uncertainty.

To the extent any laws, regulations or rulings permit Internet service providers to charge some users higher rates than others for the delivery of their content, Internet service providers could attempt to use such law, regulation or ruling to impose higher fees or deliver our content with less speed, reliability or otherwise on a non-neutral basis as compared to other market participants, and our business could be adversely impacted. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anticompetitive practices impeding both our and our customers’ domestic and international growth, increasing our costs or adversely affecting our business. Additional changes in the legislative and regulatory landscape regarding Internet neutrality, or otherwise regarding the regulation of the Internet, could harm our business, operating results and financial condition.

Our business could be affected by new governmental regulations regarding the Internet.

To date, government regulations have not materially restricted the use of the Internet in most parts of the world. However, the legal and regulatory environment relating to the Internet is uncertain, and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the Internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the Internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the Internet and online services generally, and decrease acceptance of the Internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our services over the Internet or in specific jurisdictions, which could harm our business and our results of operations.

Changes in laws and government regulations to which we are currently subject, including changes to the method or approach of enforcement, may increase our costs or limit our ability to market our alcohol brands and the brands of our clients, which could adversely affect our operating results and business.

A complex multi-jurisdictional regime governs alcoholic beverage manufacturing, distribution, sales, and marketing in the United States. The alcoholic beverages industry in which we operate is subject to extensive regulation by the TTB (and other federal agencies), each state’s liquor authority, and potentially local authorities depending on location. These regulations and laws dictate such matters as licensing requirements, production, importation, ownership restrictions, trade, and pricing practices, permitted distribution channels, delivery, and prohibitions on sales to minors, permitted, and required labeling, and advertising and relations with wholesalers and retailers. These laws, regulations and licensing requirements may, and sometimes are, interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other legal mandates or with the Company’s business practices. Further, these laws, rules, regulations, and interpretations are constantly changing because of litigation, legislation, and agency priorities, and could result in increased regulation. The Company’s actual or asserted non-compliance with any such law, regulation or requirement could expose us to investigations, claims, litigation, injunctive proceedings and other criminal or civil proceedings by private parties and regulatory authorities, as well as license suspension, license revocation, substantial fines, and negative publicity, any of which could adversely affect our results of operations, financial condition, and business.

Government laws and regulations may result in increased production and sales costs, including an increase on the applicable tax in various state, federal and foreign jurisdictions in which we do business. The amount of alcohol that CWS can sell directly to consumers over the internet is regulated, and in certain states CWS is not allowed to sell alcohol directly to consumers at all. Changes in these laws and regulations that tighten current rules could have an adverse impact on sales or increase costs to produce, market, package or sell alcohol. Changes in regulation that require significant additional source data for registration and sale, in the labelling or warning requirements, or limitations on the permissibility of any component, condition or ingredient, in the places in which our alcohol can be legally sold could inhibit sales of affected products in those markets. While we do not engage in the act of selling alcohol on the internet, our business depends on the ability of CWS to continue selling alcohol online through the CWS Platform.

If any regulation were to cause a negative impact on the ability of CWS to sell alcohol online, such an impact would have a negative effect on our business, results of operations, and financial condition. If CWS were ever to become unable to sell alcohol online through the CWS Platform, we would lose a significant source of our revenue, which would have a material adverse impact on our business, results of operations and financial condition.

The alcohol industry, and the ’sale’ of alcohol online, is subject to extensive regulation by a number of federal, state, and local authorities. These regulations and laws dictate such matters as trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising. New or updated regulations, requirements or licenses, particularly changes that impact CWS’ ability to sell direct to customer and/or retain accounts in the states in which it operates, or new or increased excise taxes, income taxes, sales taxes or international tariffs, could have an indirect, material adverse effect on our financial condition or results of operations. From time to time, states consider proposals to increase state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have an indirect, material adverse effect on our business, financial condition, and results of operations.

The requirements of being a public company may strain our resources.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. Management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.

The Exchange Act requires that our company file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. In addition, establishing the corporate infrastructure necessary for operating a public company may divert our management’s attention from implementing our growth strategy, which could delay or slow the implementation of our business strategies, and in turn negatively impact our company’s financial condition and results of operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

Our current internal controls and any new controls that we develop may become inadequate because of changes in conditions in our business or changes in the applicable laws, regulations and standards. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq in the future.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition and results of operations.

Industry and other market data used in this or other periodic reports that we have filed or will in the future file with the SEC, including those undertaken by us or our engaged consultants, may not prove to be representative of current and future market conditions or future results.

This report includes or refers to, and periodic reports that we have filed and will in the future file with the SEC may include or refer to, statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties and surveys and studies that we undertook ourselves regarding the market potential for our current products. Although we believe that such information has been obtained from reliable sources, the sources of such data have not guaranteed the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. The results of this data represent various methodologies, assumptions, research, analysis, projections, estimates, composition of respondent pool, presentation of data and adjustments, each of which may ultimately prove to be incorrect, and cause actual results and market viability to differ materially from those presented in any such report or other materials.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank Corp., or Signature, and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower under or party to any material letter of credit or any other such instruments with SVB, Signature or any other financial institution currently in receivership, if we enter into any such instruments and any of our lenders or counterparties to such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our partners, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with these financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of these financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008 – 2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program.

Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, any financial institutions with which we enter into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These risks include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	inability to enter into credit facilities or other working capital resources;

●	potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or

●	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses or other obligations, financial or otherwise, result in breaches of our financial and/or contractual obligations, or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our partners, vendors or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a vendor or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any partner, vendor or supplier, or the failure of any partner to make payments when due, or any breach or default by a partner, vendor or supplier, or the loss of any significant supplier relationships, could cause us to suffer material losses and may have a material adverse impact on our business.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

The stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance of individual companies, particularly following a public offering of a company with a small public float. There is the potential for rapid and substantial price volatility of our commonstock. Broad market factors may seriously harm the market price of our common stock, regardless of our actual or expected operating performance and financial condition or prospects, which may make it difficult for investors to assess the rapidly changing value of our common stock. Additionally, the price and volume of our common stock may fluctuate significantly as a result of the following factors:

●	quarterly variations in our operating results compared to market expectations;

●	adverse publicity about us, the industries we participate in or individual scandals;

●	announcements of new offerings or significant price reductions by us or our competitors;

●	fluctuations in stock market prices and volumes;

●	changes in senior management or key personnel;

●	changes in financial estimates by securities analysts;

●	the market’s reaction to our reduced disclosure as a result of being an “emerging growth company” under the JOBS Act;

●	negative earnings or other announcements by us or our competitors;

●	defaults on indebtedness, incurrence of additional indebtedness, or issuances of additional capital stock;

●	global economic, legal and regulatory factors unrelated to our performance; and

●	the other factors listed in this “Risk Factors” section.

Volatility in the market price of our common stock may prevent investors from being able to sell their shares at or above the initial public offering price. As a result, you may suffer a loss on your investment.

Certain recent initial public offerings of companies with relatively small public floats comparable to our anticipated public float have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. Our common stock have experienced and may potentially experience rapid and substantial price volatility, which may make it difficult for prospective investors to assess the value of our common stock.

In addition to the risks addressed above, our common stock may be subject to rapid and substantial price volatility. Recently, companies with comparably small public floats and initial public offering sizes have experienced instances of extreme stock price run-ups followed by rapid price declines, and such stock price volatility was seemingly unrelated to the respective company’s underlying performance. Although the specific cause of such volatility is unclear, our anticipated public float may amplify the impact the actions taken by a few stockholders have on the price of our stock, which may cause our stock price to deviate, potentially significantly, from a price that better reflects the underlying performance of our business. Our common stock may experience run-ups and declines that are seemingly unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock. In addition, investors of shares of our common stock may experience losses, which may be material, if the price of our common stock declines or if such investors purchase shares of our common stock prior to any price decline.

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is sustained, our common stock may remain thinly traded.

The listing rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and general investors that will consider investing in our common stock;

●	the number of investors in general that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for the shares and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If research analysts do not establish and maintain adequate research coverage or if one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our common stock to decline.

We have never paid cash dividends on our stock and do not intend to pay dividends for the foreseeable future.

We have paid no cash dividends on any class of our stock to date, and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Raising additional capital may cause dilution to our stockholders, or restrict our operations.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financing and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder.

To the extent that we raise additional capital through debt financing, it would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends.

We may issue additional debt and equity securities, which are senior to our common stock as to distributions and in liquidation, which could materially adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of commercial paper, medium-term notes, senior notes, subordinated notes or shares. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distribution to our stockholders. In addition, any additional preferred stock, if issued by our company, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our stockholders. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.

Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your common stock and diluting your interest in our company.

Enforcing legal liability against certain members of our Board and our senior management might be difficult.

Although we are organized under the laws of the State of Nevada and investors are able to effect service of process in the United States upon us, some of the members of our board of directors and some members of our senior management reside outside of the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may not be possible to serve process on these directors and certain members of our senior management in the United States or to enforce court judgments obtained in the United States against these individuals based on the civil liability provisions of the U.S. federal or state securities laws. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable outside the United States.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, and our stockholders could receive less information than they might expect to receive from more mature public companies.

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We would remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Because we are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our stockholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

As a “smaller reporting company,” we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Under Nasdaq rules, a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, is not subject to certain corporate governance requirements otherwise applicable to companies listed on Nasdaq. For example, a smaller reporting company is exempt from the requirement of having a compensation committee composed solely of directors meeting certain enhanced independence standards, as long as the compensation committee has at least two members who do meet such standards. Although we do not currently rely on any of these exemptions, we may elect to rely on any or all of these exemptions in the future. By electing to utilize any such exemptions, our company may be subject to greater risks of poor corporate governance, poorer management decision-making processes, and reduced results of operations from problems in our corporate organization. Consequently, our stock price may suffer, and there is no assurance that we will be able to continue to meet all continuing listing requirements of Nasdaq from which we will not be exempt, including minimum stock price requirements.

Future sales of substantial amounts of our common stock or securities convertible into or exchangeable or exercisable for shares of common stock, either by us or by our existing stockholders, or the possibility that such sales could occur, could adversely affect the market price of our common stock.

Future sales in the public market of shares of our common stock or securities convertible into or exchangeable or exercisable for shares of common stock, shares held by our existing stockholders or shares issued upon exercise of our outstanding stock options or warrants, or the perception by the market that these sales could occur, could lower the market price of our common stock or make it difficult for us to raise additional capital.

Our share buyback program that was approved by the Board in September 2023 could affect our stock price and increase its volatility, and may reduce the market liquidity for our stock. The share buyback program may also materially impact the Company’s liquidity.

Repurchases pursuant to the share buyback program approved in September 2023, or any other share buyback program we adopt in the future, could affect our stock price and increase its volatility and may reduce the market liquidity for our stock. The existence of a share buyback program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash and may subject us to additional taxes, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although share buyback programs are intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain a cyber-risk management program which is intended to assist in assessing, identifying, and managing material risks from cybersecurity threats to our data and information systems. This program is to ensure that cybersecurity considerations are included in decision-making processes throughout the Company.

Our approach consists of, among other things, cybersecurity threat and vulnerability prevention, detection, mitigation and remediation of potential cybersecurity risks. We employ cybersecurity intrusion detection systems and continuous monitoring, in order to help defend against unauthorized access. We also employ identity-based access controls and identity authentication requirements. Access to the Company’s data is monitored and controlled according to access control policies. Data protection and privacy practices, including data loss prevention, help to safeguard sensitive information. We have also outsourced significant elements of our information technology infrastructure; as a result, we manage independent vendor relationships with third parties who are responsible for maintaining significant elements of our information technology systems and infrastructure.

Our Board of Directors is responsible for oversight of our cyber-risk management program and management’s role is to assist the Board of Directors in identifying and considering material cybersecurity risks, ensure implementation of management and employee level cybersecurity practices and training and provide the Board of Directors with regular reports regarding any cybersecurity attacks or vulnerabilities.

As of the date of this Annual Report on Form 10-K, we have not experienced any significant cybersecurity attacks and, to date, the risks from cybersecurity threats have not materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. For more information regarding the risks the Company faces from cybersecurity threats, see “Item 1A. Risk Factors––Risks Related to Our Business and Operations––We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.”

ITEM 2. PROPERTIES

We do not own any real property. Our executive offices are located at 6800 Indian Creek Dr., Suite 1E, Miami Beach, Florida 33141. We lease our office space from a third party under a lease agreement that commenced in February 2023, and expires in February 2025 with monthly base rent payments of $850.

ITEM 3. LEGAL PROCEEDINGS

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4. MINE SAFETY DISCLOSURES.

Not Applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is trading on the Nasdaq Capital Market under the symbol “LQR.”

Holders

As of April 1, 2024, we had approximately 25 individual shareholders of record of our common stock. We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because a number of our shares of our are held through brokerage firms in “street name.”

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not intend to pay cash dividends to our stockholders in the foreseeable future. We currently intend to retain all our available funds and future earnings, if any, to finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

On February, 2021, our board of directors and our stockholders approved our 2021 Equity Incentive Plan (the “2021 Plan”) as amended by Amendment No. 1 which was approved by our board of directors and stockholders on March 10, 2023. The 2021 Plan governs equity awards to our employees, directors, officers, consultants and other eligible participants. The maximum number of shares of our common stock that may be subject to awards under the 2021 Plan is 2,850,000 (or 71,250 on a post-reverse split basis).

The types of awards permitted under the 2021 Plan includes nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify.

The 2021 Plan is administered by our Compensation Committee who shall have the power and authority to grant awards consistent with the terms of the 2021 Plan, including the power and authority: (i) to select the individuals to whom awards may from time to time be granted; (ii) to determine the time or times of grant, and the extent, if any, of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights, or any combination of the foregoing, granted to any one or more grantees; (iii) to determine the number of shares of stock to be covered by any award; (iv) to determine and modify from time to time the terms and conditions, including restrictions, not inconsistent with the terms of the 2021 Plan, of any award, which terms and conditions may differ among individual awards and grantees, and to approve the forms of award certificates; (v) to accelerate at any time the exercisability or vesting of all or any portion of any award; (vi) subject to the provisions of the 2021 Plan to extend at any time the period in which stock options may be exercised; and (vii) at any time to adopt, alter and repeal such rules, guidelines and practices for administration of the 2021 Plan and for its own acts and proceedings as it shall deem advisable; to interpret the terms and provisions of the 2021 Plan and any award (including related written instruments); to make all determinations it deems advisable for the administration of the 2021 Plan; to decide all disputes arising in connection with the 2021 Plan; and to otherwise supervise the administration of the 2021 Plan. All decisions and interpretations of the administrator shall be binding on all persons, including the Company and the 2021 Plan grantees.

The table below sets forth information as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

Equity compensation plans approved by security holders	29,250	$197.16	42,000
Equity compensation plans not approved by security holders	-	-	-
Total	29,250	$197.16	42,000

Recent Sales of Unregistered Securities

From April to September 2023, the Company conducted a private placement of and entered into certain subscription agreements with several accredited investors with a number of (i) accredited investors as defined in Section 2(a)(15) of the Securities Act, and Rule 501 promulgated thereunder, or (ii) non-U.S. persons made in compliance with the provisions of Regulation S promulgated under the Securities Act. Pursuant to the agreements, the Company issued 23,875 shares of common stock at $40 per share for a total of $955,000.

In June 2023, the Company entered into advisor agreements with certain advisors, pursuant to which the advisors provided business and corporate advice in connection with the initial public offering to the Company. In consideration for the advisor’s services, the Company issued 12,500 shares of common stock to six individuals and entities, for an aggregate of 75,000 shares. The Company recorded an expense of $3,000,000, or fair value of $40 per share, pertaining to these issuances, which is included in general and administrative expense in the statements of operations.

In June 2023, the Company entered into a Cancellation Agreement with four stockholders, who each owned 18,750 shares of common stock or an aggregate of 75,000 shares. The stockholders purchased these shares from the founder, Sean Dollinger, pursuant to a stock purchase agreement on January 12, 2023, between Mr. Dollinger and each of these four stockholders. The Company repurchased the shares for $18,000.

In August 2023, the board of directors approved an issuance of and the Company issued an aggregate total of 62,501 shares of the Company’s common stock under the LQR House Inc. Stock Option and Incentive Plan (“2021 Plan”) to certain consultants with whom the Company entered into independent contractor agreements, in consideration for their providing consulting services to the Company.

In August, 2023 the Company granted 31,250 restricted stock units (the “Director RSUs”) to directors Sean Dollinger, Darren Collins, Guy Dollinger, Holiday Russell, James Huber, and James O’Brien which were to vest in eight (8) equal quarterly installments commencing on October 1, 2023. On August 21, 2023, Jay Dhaliwal was added to the Board and was granted 500 Director RSUs which Director RSUs were to vest in eight (8) equal quarterly installments commencing on October 1, 2023. On August 30, 2023, the Board authorized deferring the vesting of the Director RSUs until such date that the 2021 Plan is amended. Following Darren Collins’ and Guy Dollinger’s resignations, effective, September 25, 2023, they consented to the cancelation of 1,250 Director RSUs each that they were granted and the Company effected such cancelation on October 6, 2023. As of December 31, 29,250 Director RSUs were outstanding after the cancellations.

On September 28, 2023, the Company issued 63,766 shares of common stock as settlement for outstanding principal on notes of $950,000 and accrued interest of $171,000. These shares were issued in reliance upon the exemption contained in Regulation S.

Unless otherwise stated above, the issuances of the securities listed above were made in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D and/or Regulation S thereunder for the offer and sale of securities not involving a public offering.

No underwriter was engaged in connection with the foregoing sales of securities. The Company has reason to believe that all of the foregoing purchasers were familiar with or had access to information concerning the operations and financial condition of the Company, and all of those individuals or entities purchasing securities represented that they were accredited investors, acquiring the shares for investment and without a view to the distribution thereof. At the time of issuance, all of the foregoing securities were deemed to be restricted securities for purposes of the Securities Act and the certificates representing such securities bore legends to that effect.

Purchases of Equity Securities by Issuer and Its Affiliates

In August 2023, the Company’s Board approved a share buyback program under which the Company can repurchase up to 20% of its common stock in open market and privately negotiated purchases, in compliance with Rule 10b-18 under the Exchange Act. The Company engaged and entered into an agreement with Dominari Securities LLC (“Dominari”) on August 28, 2023, to effect the share buyback program. The share buyback program is expected to commence on, or about, September 8, 2023. Dominari shall determine, in its sole discretion, the timing, amount, prices and manner of purchase of securities during such period. The share buyback program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time. During the year ended December 31, 2023, 576,713 shares of the Company were purchased at a cost average of $2.5 per share in accordance with Rule 10b-18.

Period (In millions, except share and per share data)	Total number of shares purchased (1)	Average price paid per share (2)

September 8 – December 19, 2023	865,070	$1.7
January 4 – January 5, 2024	190,628	2.9
Total	1,055,698	$1.9

(1)

On August 25, 2023 the Company announced that the Board authorized an up to 20% share buyback program, which does not have an expiration date. From the inception of the share buyback program on September 8, 2023, through December 19, 2023, the Company has purchased a total of 865,070 shares of the Company’s common stock at an average price of $1.7 per share for a total purchase price of $1,440,852. In January 2024, the Company purchased a total of 190,628 shares of the Company’s common stock at an average price of $2.9 per share.

(2)	Average price paid per share excludes costs associated with the repurchases.

Use of Proceeds from our Initial Public Offering of Common Stock

On August 11, 2023, we closed our initial public offering (the “IPO”), in which we sold and issued 28,750 shares of our common stock (on a post-stock split basis), which included the exercise by the underwriters in full of the over-allotment option, at a price to the public of $200 per share. We received $4.5 million in aggregate net proceeds from our IPO after deducting underwriting discounts and commissions and other offering expenses. EF Hutton, division of Benchmark Investments, LLC was the underwriter of our IPO.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333- 272660), which was declared effective by the SEC on August 9, 2023.

The net proceeds from our IPO have been used as follows: (i) for acquisitions of alcoholic beverage brands; (ii) to invest in marketing of existing brands, including SWOL; (iii) for working capital and general corporate purposes; and (iv) to compensate certain executive officers.

There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 10, 2023.

ITEM 6. RESERVED

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Registration Statement and the audited financial statements and the other information set forth in the Registration Statement. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Business Overview

Our company, LQR House Inc., intends to become the full-service digital marketing and brand development face of the alcoholic beverage space. We also intend to integrate the supply, sales, and marketing facets of the alcoholic beverage space into one easy to use platform and become the one-stop-shop for everything related to alcohol. To date, our primary business includes the development of premium limited batch spirit brands and marketing internal and external brands through our ownership of the CWS Platform. Additionally, we are in the process of establishing an exclusive wine club. We believe that the marketing and brand management services we provide to our wholly owned and third-party clients will increase brand recognition thereof, and drive sales thereof through our e-commerce platform partner.

The Services and Brands We Market

LQR House is an American online retailer of alcohol products.

The CWS Platform is a leading American online retailer specializing in alcohol products, striving to become the most trusted and convenient destination for online alcohol purchases. Combining the personalized service of a neighborhood alcohol shop with the efficiency of e-commerce, we offer a wide selection of products, including our exclusive brand, SWOL Tequila, all at competitive prices with fast shipping and around-the-clock convenience. At the heart of our brand is a commitment to exceptional customer service, driving us to continuously innovate our operations for an enhanced shopping experience. From user-friendly website navigation and a top-rated mobile app to detailed order tracking and personalized product recommendations, we are revolutionizing the online alcohol shopping experience, ensuring customer satisfaction remains paramount in all our endeavors.

The following products and services constitute the core elements of our business model and allow us to serve various types of customers in the alcohol industry, including individual consumers, wholesalers, and third-party alcohol brands:

●	SWOL Tequila is a limited-edition blend of Añejo Tequila made in exclusive batches of up to 10,000 bottles and represents the first installment under our “SWOL” trademark with application number 2345291 and registration number 2141431 which was originally owned by Dollinger Innovations and transferred over to us pursuant to the Tequila Asset Purchase Agreement. Pursuant to the Tequila Asset Purchase Agreement, we purchased all of the right, title and interest in the trademarks SWOL and all associated trade dress and intellectual property rights and all labels, logos and other branding bearing the SWOL marks or any mark substantially similar to the same. Tequila bearing the “SWOL” trademark is produced by Casa Cava de Oro S.A., an authentic tequila distillery in Jalisco, Mexico, imported into the United States through Rilo by CWS and sold to retail customers in the United States via the CWS Platform and in CWS’s physical locations.

●	Vault is the exclusive membership program for the CWS Platform, which is offered and managed by the Company. We receive the subscriptions fees generated by this program. Through the CWS Platform, users can sign up for this exclusive membership where they will have access to all products available through CWS combined with special membership benefits.

●	Soleil Vino will be a wine subscription service marketed on the CWS Platform that will offer a selection of vintage and limited production wines. Through the CWS Platform, users will be able to sign up for this exclusive membership where they will have access to curated selections of wine from around the world. With Soleil Vino, we intend to create a premium wine subscription service on the market with high qualities and diverse selections of wine offerings. Pursuant to an asset purchase agreement, dated May 31, 2021, between us and Dollinger Holdings LLC, LQR House purchased all of the right, title and interest in all trademarks regardless of registration status for Soleil Vino and all associated trade dress and intellectual property rights, all labels, logos and other branding bearing the Soleil Vino marks or any mark substantially similar to the same, and all website and all related digital and social media content including but not limited to influencer networks, http://www.soleilvino.com, and all related content, and all related sales channels was transferred.

●	LQR House Marketing is a marketing service in which we utilize our marketing expertise to help our wholly owned brands and third-party clients market their products to consumers. For example, by engaging us for our marketing services, our clients gain the ability to advertise and sell their brand on the CWS Platform.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive pricing;

●	our ability to broaden product or service offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and maintain a network of influencers with a relevant audience;

●	our ability to attract and retain talented employees and contractors; and

●	market conditions and our market position.

Our Growth Strategies

The key elements of our strategy to expand our business include the following:

●	Collaborative Marketing. We intend to develop leading brands for up-and-coming companies and start-ups and align with celebrities and influencers with significant followings to enhance their online marketing presence.

●	Expand Our Brand. We intend to continue expanding and developing our existing SWOL brand by purchasing and selling larger amounts of SWOL products to accelerate brand recognition and increasing our marketing presence.

●	Opportunistic Acquisitions. We intend to pursue opportunistic acquisitions with existing alcohol brands and companies that have distribution licenses and physical storage locations and acquire technology that complements our business.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table sets forth key components of our results of operations during the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenue - services	$474,048	42%	$470,359	78%
Revenue - product	646,574	58%	130,772	22%
Total revenues	1,120,622	100%	601,131	100%

Cost of revenue - services	351,823	31%	668,654	111%
Cost of revenue - product	563,775	50%	134,490	22%
Total cost of revenue	915,598	82%	803,144	134%
Gross profit (loss)	205,024	18%	(202,013)	-34%

Operating expenses:
General and administrative	11,426,747	1,020%	985,011	164%
Sales and marketing	2,480,001	221%	655,151	109%
Impairment expense	1,875,000	167%	-	0%
Total operating expenses	15,781,748	1,408%	1,640,162	273%

Loss from operations	(15,576,724)	-1,390%	(1,842,175)	-306%
Total other expense	(171,000)	-15%	-	0%
Net loss	$(15,747,724)	-1,405%	$(1,842,175)	-306%

Revenue

For the years ended December 31, 2023 and 2022, service revenues were $474,048 and $470,359, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships beginning in late 2022. Service revenues increased by $3,689 as we slightly grew our marketing customer base with beverage brands.

For the year ended December 31, 2023, product revenues were $646,574 compared to $130,772 in 2022. The increase was due to $485,571 in revenues generated from the CWS Platform after the acquisition in November 2023.

Cost of Revenue

For the years ended December 31, 2023 and 2022, service cost of revenues was $351,823 and $668,654, respectively. Cost of revenues decreased by $316,831 in 2023 due to our ability to support marketing campaigns via dedicated personnel and ceased certain digital ad costs to support campaigns.

Product cost of revenues was $563,775 and $134,490 in the years ended December 31, 2023 and 2022, respectively. The increase was due to product and shipping costs associated with the CWS Platform acquisition in November 2023.

General and Administrative

For the years ended December 31, 2023 and 2022, general and administrative expenses were $11,426,747 and $985,011, respectively. In 2023, the Company recorded $5,552,500 in non-cash stock-based compensation expense due to the issuance of common shares for services and $1,091,648 pertaining to the issuance of restricted stock units. General and administrative expenses also increased due to professional fees, personnel costs and other public company expenses as our operations scaled upon the IPO.

Sales and Marketing

For the years ended December 31, 2023 and 2022, sales and marketing expenses were $2,480,001 and $655,151, respectively. The increase of $1,824,850 was primarily due to advertising and marketing and investor relation campaigns the Company entered into in the third and fourth quarter of 2023.

Impairment Expense

Upon the acquisition of the CWS Platform, the Company determined that the license under the CWS Agreement was no longer applicable as the Company now maintained ownership over the Platform and the relevant marketing efforts. As such, the Company recorded an impairment of the remaining carrying value of $1,875,000.

Other Expense

For the years ended December 31, 2023 and 2022, other expense was $171,000 and $0, respectively. The other expense in 2023 was due to interest on the Company’s note payable issued in August and September 2023.

Net Loss

Net loss for the years ended December 31, 2023 and 2022 was $15,747,724 and $1,842,175, respectively.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we had cash and cash equivalents of $7,064,348 and $7,565, respectively. To date, we have financed our operations primarily through issuances of common stock and sales of our products and services.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $15,747,724 and $1,842,175 for the years ended December 31, 2023 and 2022, and has negative cash flows from operations for the years ended December 31, 2023 and 2022.

The Company has raised funds from the IPO (Note 1) and an additional $16.6 million from its public offerings in October and November 2023 (see Note 9). However, the Company expects that its cash and cash equivalents as of the date of issuance of these unaudited interim condensed financial statements may not be sufficient to fund its operating expenses and acquisition plans for at least one year. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, or to obtain additional capital financing to support current negative cash flow trends. No assurance can be given that the Company will be successful in these efforts.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(9,113,855)	$(918,197)
Net cash provided used in investing activities	$(5,342,574)	$(190,339)
Net cash provided by financing activities	$21,513,212	$-
Net change in cash and cash equivalents	$7,056,783	$(1,108,536)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $9,113,855, primarily due to our net loss of $15,747,724, partially offset by non-cash charges of $8,727,481 and $2,093,612 in cash used in operating assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2022 was $918,197, primarily due to our net loss of $1,842,175, partially offset by non-cash charges of $567,875 and $356,103 in cash provided by operating assets and liabilities.

Net Cash Provided Used In Investing Activities

Net cash used in investing activities for the years ended December 31, 2023 and 2022 were $5,342,574 and $190,339, respectively, pertaining to repayments from (advances to) CWS of $137,426 and ($190,339), and deposits in escrow of $5,470,000 and acquisition of CWS Platform of $10,000 in 2023.

Net Cash Provided By Financing Activities

Net cash provided in financing activities for the years ended December 31, 2023 and 2022 was $21,513,212 and $0, respectively. In 2023, the Company received $955,000 in proceeds from the private placement offering, $950,000 from notes, $4,507,228 in net proceeds pursuant to the IPO and $16,619,836 in net proceeds from the October and November offerings. The Company paid $1,458,852 for the repurchase of shares, and $60,000 for the cancellation of warrants.

Contractual Obligations and Related Party Transactions

Funding Commitment Agreement

On November 1, 2023, the Company entered into a Funding Commitment Agreement with KBROS, the Product Handler pursuant to the Product Handling Agreement as defined in Note 4. Pursuant to this agreement, the Company commits to provide annual funding to the Product Handler from time to time in the minimum amount of $2,500,000 to enable the Product Handler to purchase inventory from Company-approved vendors (“Vendors”) and for other purposes set forth in the Product Handling Agreement. The Company may combine all of the Company’s advances to Product Handler or on Product Handler’s behalf, whether under this Agreement or any other agreement. The Company may, without notice to Product Handler, elect not to advance funding for any inventory sold by particular Vendors with respect to which the Company reasonably feels insecure. This Agreement concerns funding commitment, and not the purchase of Products from Product Handler or Vendors.

Related Party Transactions

See Note 8 to the accompanying consolidated financial statements for further disclosure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Significant Judgements and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these financial statements include, but are not limited to the valuation of assets acquired and liabilities assumed pursuant to business combinations (see Note 4 to the financial statements) and stock-based compensation as it applies to the private company valuation of common stock. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. We believe our most critical accounting policies and estimates relate to the following:

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

Service revenue is recognized over a period time, as the marketing services are being continually provided on a daily and monthly basis over the life of an agreed upon campaign. Product revenue is recognized at the point in the products are delivered, when the Company has fulfilled its performance obligation.

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

Acquisitions, Goodwill and Other Intangible Assets

The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company uses a variety of information sources to determine the value of acquired assets and liabilities, including: identifiable intangibles.

Goodwill and indefinite-lived intangibles are not amortized but are instead evaluated annually for impairment as part of the Company’s annual financial review, or when indicators of a potential impairment are present. The annual test for impairment performed for goodwill can be qualitative or quantitative, taking into consideration certain factors surrounding the fair value of the goodwill including, level by which fair value exceeded carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results at the test date.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained on pages F-1 through F-20, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at the reasonable assurance level.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as of April 1, 2024:

Name	Age	Position
Sean Dollinger	42	Chief Executive Officer and Director
Kumar Abhishek	46	Chief Financial Officer
Jaclyn Hoffman	33	Chief Marketing Officer
Alexandra Hoffman	35	Director and Technical Writer
Gary Herman	78	Director
James Huber	55	Director
James O’Brien	56	Director
Jay Dhaliwal	46	Director

Sean Dollinger has served as our Chief Executive Officer and as a member of our board of directors since January 2023, and he founded our company in January 2021. Mr. Dollinger has also been on the board of directors of Veg House Holdings Inc. since December 2022 and has served as its Chief Executive Officer since January 2023. Since December 2019 to, Mr. Dollinger was involved in the founding and development of PlantX Life Inc. (CSE: VEGA), an exchange listed and public company in Canada. From June 2015 to February 2019, Mr. Dollinger acted as the Founder, Chief Executive Officer, and President of Lifeist Wellness Inc. (formerly Namaste Technologies Inc., or Namaste), a registered company under the Canadian securities laws that is a portfolio of wellness companies, where he oversaw the day-to-day operations of the company and its growth strategies. In October 2018, Mr. Dollinger became a part of a British Columbia Securities Commission compliance review of Namaste, a Canadian class action lawsuit, and a United States class action lawsuit, by way of his position as Chief Executive Officer and President of Namaste. For more information, see the risk factor that starts “Our Chief Executive Officer and Director, Sean Dollinger, has been the subject of a compliance review that was initiated by the British Columbia Securities Commission, and has not formally been concluded.” Mr. Dollinger has a wealth of experience in e-commerce, where he has had success across numerous different digital markets. We believe that Mr. Dollinger is qualified to serve on our board of directors due to his extensive operational experience, background in ecommerce, and international capital markets experience.

Kumar Abhishek has served as our Chief Financial Officer since May 2023. Prior to joining our company as Chief Financial Officer, Mr. Abhishek was the owner and director of Boston Crest Private Limited, a knowledge processing output company located in India, where he simultaneously oversaw multiple companies’ financial and daily operations and was responsible for managing a team of 10+ accountants who assisted controllers and auditors in ensuring the financial success of each company. Through his work at Boston Crest, Mr. Abhishek served as our director of finance and operations from January 2021 to May 2023, as the director of finance and operations at PlantX Life Inc., a publicly listed company in Canada, from January 2020 to May 2023. Moreover, at Aspen Communications Pvt LTD, another knowledge processing output company in India, he served as director of finance and operations at Lifeist Wellness Inc. (formerly Namaste Technologies Inc.) from January 2015 to January 2020. Mr. Abhishek holds a Bachelor of Computer Applications degree from Ranchi University, Ranchi, Jharkhand, India.

Jaclyn Hoffman has served as the Chief Marketing Officer for LQR House since January 2021, where she oversees internal design projects, as well as design projects for partnering brands. She is also responsible for brand development, brand communication, and digital campaigns. Since October 2021, Jaclyn has worked as the Creative Director at PlantX Life Inc, where she oversees all creative projects for PlantX and its subsidiaries. This role includes working closely with teams of graphic designers, copywriters, web developers, and email marketing specialists to support the overall marketing strategy with creative content. From November 2019 until September 2021, Ms. Hoffman worked as a Web Design and Development Manager for Falcon Marketing, LLC, a marketing and search engine optimization agency, where she worked with graphic designers and web developers to create optimized websites for a wide range of clients. From October 2018 to November 2019, Ms. Hoffman worked as a Branding Consultant for Joyva Corp, a specialty candy company founded in 1907, where she helped modernize the brand’s identity. From September 2016 to August 2018, Ms. Hoffman worked as a graphic designer for Lakeside Photoworks, a print, photo and signage shop in New Orleans, LA, where she was responsible for building the brand identity of several local businesses. Ms. Hoffman holds a Bachelor of Arts from McGill University in Montreal, QC, and an Associate in Graphic Design degree from Delgado Community College in New Orleans, LA.

Alexandra Hoffman has served as a member of our board of directors since April 2023. From January 2021 to May 2023 Ms. Hoffman provided the company with marketing and branding services. On May 1, 2023, Ms. Hoffman entered into an employment agreement with the Company as a Technical Writer. Since January 2023, she has served as the Chief Marketing Officer of Veg House Holdings Inc. where she oversees all marketing activities from branding to web design and messaging both print and digital. Since August 2020, Ms. Hoffman has served as Chief Marketing Officer and Director at PlantX Life Inc. (CSE: VEGA), where she oversees all marketing activities, manages design & development teams, digital marketing teams, and PlantX Life’s overall branding and messaging for all of its subsidiaries. Additionally, since July 2018, Ms. Hoffman has served as a Director of Marketing and Technical Writer at Falcon Marketing LLC, a marketing and search engine optimization agency, where she oversees all marketing activities within the agency and is responsible for Falcon Marketing’s overall strategy as well as tailored strategies for its clients. From May 2017 to July 2018, Ms. Hoffman served as a technical Writer and Marketing Manager at Fabuwood Cabinetry Corporation, a kitchen cabinet fabrication company, where she managed a team of designers and developers, wrote strategic content for marketing manuals and search engine optimization. Ms. Hoffman holds a Bachelor of Commerce degree from Concordia University in Montreal, Quebec. We believe that Ms. Hoffman is qualified to serve on our board of directors due to her background in branding and product/platform positioning as well as her previous experience as a senior member of other public companies.

Gary Herman was appointed to serve as a member of our Board on August 8, 2023. Mr. Herman is a seasoned investor with many years of investment and business experience. From 2005 to 2020 he co-managed Strategic Turnaround Equity Partners, LP (Cayman) and its affiliates. From January 2011 to August 2013, he was a managing member of Abacoa Capital Management, LLC, which managed Abacoa Capital Master Fund, Ltd., focused on a Global-Macro investment strategy. From 2005 to 2020, Mr. Herman was affiliated with Arcadia Securities LLC, a New York-based broker-dealer. From 1997 to 2002, he was an investment banker with Burnham Securities, Inc. From 1993 to 1997, he was a managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Since March 2005, Mr. Herman has served as a managing member at GH Ventures, LLC. Mr. Herman has a B.S. from the University at Albany with a major in Political Science and minors in Business and Music. Mr. Herman has many years of experience serving on the boards of private and public companies. He presently sits on the boards and is an Audit Committee member of XS Financial, Inc. (CSE: XS) (a position he has held since September 2019), and SusGlobal Energy Corp. (OTCQB: SNRG) (a position he has held since April 2021). He also sits on the boards of SRM Entertainment, Inc. (NASDAQ: SRM) (a position he has held since March 2022) and Siyata Mobile, Inc. (NASDAQ: SYTA) (a position he has held since August 2023). We believe that Mr. Herman is qualified to serve on our board of directors due to his extensive background in investment services.

James Huber was appointed to serve as a member of our board of directors effective as of August 9, 2023. Starting in October 2021, Mr. Huber has worked as a Senior Vice President of Strategic Accounts at Siemens. From April 2014 to October 2021, Mr. Huber worked as a Vice President of Strategic Accounts at Siemens. From January 2012 to April 2014, Mr. Huber worked as an Executive VP of Major Accounts at Caradigm, a GE Healthcare and Microsoft Joint Venture. From August 2009 to January 2012, Mr. Huber worked as a Vice President of National Accounts at Microsoft Health Solutions Group. From December 2006 — August 2009, Mr. Huber Worked as an Account executive at Microsoft Health Solutions Group. From April 2002 to November 2006, Mr. Huber worked as a Vice President of Enterprise IT Sales at GE Healthcare IT. From November 2000 to April 2002, Mr. Huber Worked as an Account Manager of Clinical Systems at GE Healthcare. From July 1999 to July 2004, Mr. Huber owned his own retail store in Vail, Colorado, named Brighton Collectibles. From November 1993 to November 2000, Mr. Huber worked in the Western Territory Sales Department at Leegin Leather. Mr. Huber has a Bachelor of Science in Marketing from DePaul University, located in Chicago, Illinois. We believe that Mr. Huber is qualified to serve on our board of directors due to his experience in sales, marketing and strategy and business planning.

James O’Brien was appointed to serve as a member of our board of directors effective as of August 9, 2023. Since January 2019, Mr. O’Brien has been a partner at MLT Aikins LLP, one of Western Canada’s leading law firms, where he practices primarily in the areas of corporate and commercial law with a specific focus on mergers and acquisitions and corporate finance and securities. Before that, he joined MLT Aikins LLP as an associate attorney in 2012. Mr. O’Brien received his Bachelor of Laws degree from the University of Manitoba in 2010. He also received his Bachelor of Science degree from the University of Manitoba in 2007. Mr. O’Brien is admitted to practice law in Manitoba, Canada and has passed Levels 1 and 2 of the Chartered Financial Analyst programs. We believe that Mr. O’Brien is qualified to serve on our board of directors due to the combination of his extensive legal and finance background.

Jay Dhaliwal was appointed to serve as a member of our board of directors effective as of August 21, 2023. He has served as interim CEO of Ravenquest Biomed Inc, a Canadian cannabis company since May 2020. Since March 2019, Mr. Dhaliwal has also served as CEO and director of Global Health Clinics Ltd, a business that engages in the cannabis industry and operates medical clinics which guide patients through the process of becoming legal users of marijuana. In addition, since January 2022, Mr. Dhaliwal has served as CEO and director of Binovi Technologies Corp, a healthcare company with a best-in-class neuro-visual performance platform designed to test, analyze, track and report on individual cognitive performance. Since June 2022, Mr. Dhaliwal has served as independent director of Akanda Corp, an international medical cannabis and wellness platform company seeking to help people lead better lives through improved access to high quality and affordable products. Previously, Mr. Dhaliwal served as a Pharmacy Manager from July 2015 to November 2019 for Rexall Pharmacy Group, as director from August 2021 to March 2022 of Makara Mining Corp, a junior mineral exploration company engaged in the business of acquiring, exploring, and evaluating natural resource properties, as CEO and director from January 2020 to August 2022 of EGF Theramed Health Corp, a consumer technology company engaged in the provision of biomedical on-line services for monitoring and treating common health problems, as director from November 2019 to January 2020 of Intact Gold Corp, a junior mineral exploration company, as CEO and director from August 2022 to May 2023 of Kiaro Holdings Corp, an independent, omnichannel cannabis retailer and distributor. The Company believes that Mr. Dhaliwal is qualified to serve on its board of directors due to his wealth of knowledge with government bodies and proven track record in navigating complex issues within the financial markets.

Family Relationships

Alexandra Hoffman, a member of our board of directors and a Technical Writer for the Company, and Jaclyn Hoffman, our Chief Marketing Officer, are sisters.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. Much of this work has been delegated to committees, which will meet regularly and report back to the full board. The audit committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee evaluates risk associated with management decisions and strategic direction.

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our board of directors consists of six (6) directors, four (4) of whom are independent within the meaning of Nasdaq’s rules. Sean Dollinger and Alexandra Hoffman are not independent within the meaning of Nasdaq’s rules.

Committees of the Board of Directors

Our board has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each with its own charter approved by the board. The committee charters have been filed as exhibits to this annual report on the form 10-K. Each committee’s charter is available on our website at www.lqrhouse.com.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

James Huber, James O’Brien, and Gary Herman, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules serve on our audit committee with James O’Brien serving as the chairman. Our board has determined that James O’Brien qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and principal financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

James Huber, James O’Brien, and Gary Herman, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules serve on our compensation committee, with James Huber serving as the chairman. The members of the compensation committee are also “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) making recommendations to the board regarding the compensation of our independent directors; (iii) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

James Huber, James O’Brien, and Gary Herman, each of whom satisfies the “independence” requirements of Nasdaq’s rules, serve on our nominating and corporate governance committee, with Gary Herman, serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee is responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the board by reviewing nominees for election to the board submitted by stockholders and recommending to the board director nominees for each annual meeting of stockholders and for election to fill any vacancies on the board; (ii) advising the board with respect to board organization, desired qualifications of board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies; (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance; (iv) overseeing compliance with our code of ethics; and (v) approving any related party transactions.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources — members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

Special Committee

On October 18, 2023, the Company’s board of directors established a Special Committee to assist in the evaluation, supervision and negotiation of all matters relating to certain transactions and to consider and make recommendations to the board with respect to potential transactions of the Company with the entities owned and/or controlled by Sean Dollinger, its Chief Executive Officer. The Special Committee consists of Gary Herman, James Huber, and James O’Brien, and is created for a term of 6 months which is subject to extension by the board.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to our company not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one-hundred-twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced more than thirty (30) days prior to or delayed by more than thirty (30) days after the anniversary of the preceding year’s annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made or as otherwise required by the Exchange Act. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

A copy of the code of ethics has been filed as an exhibit to this annual report on the form 10-K . It is also available on our website at www.lqrhouse.com. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as well as by SEC filings, as permitted or required by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Clawback Policy

On November 29, 2023, the Board of Directors (the “Board”) of the Company adopted the LQR House Inc. Clawback Policy for the recovery of erroneously awarded incentive-based compensation (the “Clawback Policy”), with an effective date of November 29, 2023, in order to comply with Section 10D of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10D-1 of the Exchange Act (“Rule 10D-1”), and the listing rules adopted by The Nasdaq Stock Market, LLC (collectively, the “Final Clawback Rules”). The Board was designated as the administrator of the Clawback Policy.

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Company may recoup from the Covered Officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

Insider Trading Policy

In March 2024, we adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards applicable to us. Our insider trading policy, among other things, prohibits our directors, officers, and employees from holding our securities in a margin account or pledging our securities as collateral for a loan. In addition, our insider trading policy prohibits employees, officers, and directors from engaging in put or call options, short selling, or similar hedging activities involving our stock.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements as of April 1, 2024 as follows:

(i)	Mr. Sean Dollinger, Ms. Alexandra Hoffman, Ms. Jaclyn Hoffman, Mr. Kumar Abhishek, Mr. Gary Herman, Mr. James Huber, Mr. James O’Brien, Mr. Darren Collins, Mr. Guy Dollinger filed their Form 3s late in 2023.
(ii)	Mr. Jay Dhaliwal failed to file his form 3 in 2023. We have requested that Mr. Dhaliwal file his form 3 as soon as possible to comply with the filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table provides information concerning all cash and non-cash compensation that have been or will be awarded to, earned by or paid during our fiscal year ended December 31, 2023 and December 31, 2022 to our Chief Executive Officer (principal executive officer) and our Chief Financial Officer. We refer to these individuals as our “named executive officers” (“NEO”) None of our other executives received compensation in excess of $100,000 during 2023 or 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Sean Dollinger,	2023	337,572	100,000	5,000,100	(3)	-	-		5,437,672
Chief Executive Officer	2022	-	-	-		-	144,000	(1)	144,000

Kumar Abhishek,	2023	88,600	25,000	-		-	-		113,600
Chief Financial Officer	2022	-	-	-		-	62,400	(2)	62,400

(1)	On January 1, 2021, Sean Dollinger and the Company entered into an independent contractor agreement, pursuant to which the Company pays Mr. Dollinger $12,000 per month for consulting services. This agreement was in effect until the consummation of the Company’s IPO.

(2)	On January 1, 2021, the Company entered into an independent contractor agreement with Boston Crest Pvt. Ltd, a private company limited organized under the laws of India owned by Kumar Abhishek, our Chief Financial Officer as of May 2023, pursuant to which the Company paid Boston Crest $5,200 per month for its business management consulting services. This agreement was in effect until May 1, 2023.

(3)	Represents the grant-date fair value of 16,667 restricted stock units issued to Mr. Dollinger in 2023.

Employment Agreements

We have executed the following employment agreements and consulting agreements with our NEOs. The material terms of each of those arrangements are summarized below. The summaries are not complete description of all provisions of the employment arrangements and are qualified in their entirety by reference to the written employment arrangements, each filed as an exhibit to this Annual Report.

Under our employment agreement dated March 29, 2023, as amended on November 1, 2023, with our Chief Executive Officer, Sean Dollinger, effective as of the date of the consummation of the Company’s IPO, we agreed that, for a 1-year term renewed automatically, unless terminated earlier in accordance with its terms, we will pay Mr. Dollinger an annual base salary (the “Base Salary”) of $540,000. Mr. Dollinger will also be entitled to the following types of bonuses:

(i) an annual incentive bonus as determined by the Board of Directors within thirty (30) days of the filing of the Company’s annual reports with the U.S. Securities and Exchange Commission (the “SEC”); and

(ii) a monthly performance bonuses (the “Bonuses”), payable on or before the fifteenth (15th) day of the calendar month immediately following the calendar month with respect to which the amount of the performance bonus is determined, commencing with the calendar month ending on November 30, 2023, in an amount equal to One Hundred Thousand Dollars ($100,000.00) for each One Million Dollars ($1,000,000.00) oft gross revenue generated through sales made on or through the website associated with the domain name www.cwspirits.com (or any successor website)(“Website Revenue”) for such calendar month; provided, that, within fifteen (15) days of the filing of each of the Company’s quarterly reports with the SEC, the amount of such bonuses for the months during the applicable fiscal quarter shall be adjusted, upwards or downwards, as the case may be, based on the Website Revenue for the applicable quarter as reported by the Company in its quarterly filing with the SEC for such quarter. Any such downwards adjustment shall require Mr. Dollinger to pay the amount of such downwards adjustment to the Company within ten (10) days of the determination of such adjustment. Any such upwards adjustment shall require the Company to pay the amount of such upwards adjustment to Mr. Dollinger within ten (10) days of the determination of such adjustment. Notwithstanding the foregoing, in no event shall the total amount of the Bonuses paid to the Executive in any one fiscal year exceed Five Million Dollars ($5,000,000.00).

Mr. Dollinger is entitled to 3 weeks of paid vacation for the first year of his employment and 4 weeks of paid vacation for the second and third years of his employment. The Company also provides standard indemnification and directors’ and officers’ insurance in addition to the ability to participate in standard employee benefits, such as health, medical, dental and visions insurance. Mr. Dollinger can be terminated without cause and upon death or disability. Mr. Dollinger is also subject to certain confidentiality and non-competition provisions.

If Mr. Dollinger’s employment agreement is terminated by the Company without cause, all compensation payable to Mr. Dollinger shall cease as of the date of termination specified in the Company’s notice and the Company shall pay Mr. Dollinger, the following sums: (i) the Base Salary on the date of termination specified in the Company’s notice (the “Termination Date”) for the shorter of (x) six months and (y) the remainder of the term of the employment agreement (the “Term”) (the applicable period being referred to as the “Severance Period”), payable in monthly installments; (ii) benefits under group health and life insurance plans in which Mr. Dollinger participated prior to termination through the Severance Period; (iii) all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans, including any such benefits under the Company’s pension, disability, and life insurance plans, policies, and programs; and (iv) so long as the Company has achieved its budgeted EBITDA level for the period commencing with the end of the Company’s immediately previous fiscal year through the Termination Date, an amount equal to the product of the bonus paid to Mr. Dollinger in respect of the immediately preceding fiscal year times the quotient obtained by dividing (x) the number of full calendar months occurring since the end of the immediately previous fiscal year through the Termination Date, by (y) 12.

If, prior to the date on which the Company’s obligations to pay Mr. Dollinger the Base Salary on the Termination Date cease, Mr. Dollinger certain covenants as listed in his employment agreement, then the Company shall have no obligation to make any of the payments that remain payable by the Company in the form of Base Salary or benefits on or after the date of such violation. The payment of severance may be conditioned by the Company on the delivery by Mr. Dollinger of a release of any and all claims that Mr. Dollinger may have against the Company.

If the Employment Agreement is terminated by the Company for cause, death or disability, Mr. Dollinger (or his estate or representative as applicable) shall not receive the Base Salary but will receive all other sums.

Under our employment agreement dated May 1, 2023 with our Chief Financial Officer, Kumar Abhishek, effective as of May 1, 2023, we agreed that, for a 1-year term renewed automatically, unless terminated earlier in accordance with its terms, we will pay Mr. Abhishek an annual base salary (the “Base Salary”) of $72,000, which will increase by no less than 5% on each anniversary of his employment. Mr. Abhishek will be eligible to receive an annual incentive bonus as determined by the Board of Directors within thirty (30) days of filing of the Company’s annual reports. Mr. Abhishek is entitled to 3 weeks of paid vacation for the first year of his employment and 4 weeks of paid vacation for the second and third years of his employment. The Company also provides standard indemnification and directors’ and officers’ insurance in addition to the ability to participate in standard employee benefits, such as health, medical, dental and visions insurance. Mr. Abhishek can be terminated without cause and upon death or disability. Mr. Abhishek will also be entitled to certain severance payments if his employment is terminated with or without cause and on death or disability. Mr. Abhishek is also subject to certain confidentiality and non-competition provisions. Mr. Abhishek’s employment agreement with the Company is conditioned upon him working at least 35 hours per week as our Chief Financial Officer.

If Mr. Abhishek’s employment agreement is terminated by the Company without cause, all compensation payable to Mr. Abhishek shall cease as of the date of termination specified in the Company’s notice and the Company shall pay Mr. Abhishek, the following sums: (i) the Base Salary on the date of termination specified in the Company’s notice (the “Termination Date”) for the shorter of (x) six months and (y) the remainder of the term of the employment agreement (the “Term”) (the applicable period being referred to as the “Severance Period”), payable in monthly installments; (ii) benefits under group health and life insurance plans in which Mr. Abhishek participated prior to termination through the Severance Period; (iii) all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans, including any such benefits under the Company’s pension, disability, and life insurance plans, policies, and programs; and (iv) so long as the Company has achieved its budgeted EBITDA level for the period commencing with the end of the Company’s immediately previous fiscal year through the Termination Date, an amount equal to the product of the bonus paid to Mr. Abhishek in respect of the immediately preceding fiscal year times the quotient obtained by dividing (x) the number of full calendar months occurring since the end of the immediately previous fiscal year through the Termination Date, by (y) 12.

If, prior to the date on which the Company’s obligations to pay Mr. Abhishek the Base Salary on the Termination Date cease, Mr. Abhishek certain covenants as listed in his Employment Agreement, then the Company shall have no obligation to make any of the payments that remain payable by the Company in the form of Base Salary or benefits on or after the date of such violation. The payment of severance may be conditioned by the Company on the delivery by Mr. Abhishek of a release of any and all claims that Mr. Abhishek may have against the Company.

If the employment agreement is terminated by the Company for cause, death or disability, Mr. Abhishek (or his estate or representative as applicable) shall not receive the Base Salary but will receive all other sums.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, no NEO holds any options, however, Sean Dollinger, our CEO, has 25,000 outstanding restricted stock units (“RSU”), none of which have vested, and have a grant-date fair value of $5,000,100. No other NEO holds any RSUs.

Director Compensation

The following summary board compensation table provides information regarding the board compensation paid during our fiscal year ended December 31, 2023 to our board members. Only our independent directors received compensation for being directors during fiscal year 2023.

	Cash Compensation	Equity Compensation		Total Compensation
Gary Herman	$18,000	$249,900	(1)	$267,900
James Huber	12,000	249,900	(2)	261,900
James O’Brien	16,000	249,900	(3)	265,900
Jay Dhaliwal	3,000	16,933	(4)	19,933
	$49,000	$766,633		$815,633

(1)	Consists of 1,250 RSUs, none of which has vested.

(2)	Consists of 1,250 RSUs, none of which has vested.

(3)	Consists of 1,250 RSUs, none of which has vested.

(4)	Consists of 500 RSUs, none of which has vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 1, 2024 with respect to the holdings of (1) each person, or group of affiliated persons, who is the beneficial owner of more than 5% of Company voting stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 30, 2022 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws.

Our calculation of the number of shares and percentage of beneficial ownership is based on 4,829,438 shares of common stock outstanding as of April 1, 2024.

Name and Address of Beneficial Owner(1)	Title	Number(2)	Percent
Officers and Directors
Sean Dollinger(3)	Chief Executive Officer and Director	48,543	1.01%
Kumar Abhishek	Chief Financial Officer	417	*	%
Jaclyn Hoffman	Chief Marketing Officer	1,460	*	%
Alexandra Hoffman	Director and Technical Writer	834	*	%
Gary Herman(4)	Director			%
James Huber(5)	Director
James O’Brien(6)	Director			%
Jay Dhaliwal(7)	Director			%
All Officers and Directors as a Group (total of 8 persons)		51,254	4.77%

5% Beneficial Owners of a Class of Voting Stock
None				%
				%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our Company, LQR House Inc., 6800 Indian Creek Dr. Suite 1E, Miami Beach, FL 33141.

(2)	Based on 4,829,438 shares of common stock issued and outstanding as of April 1, 2024.

(3)

Our board of directors determined it was in the best interest of the Company and its stockholders to grant Sean Dollinger an award of 25,000 RSUs, under the Company’s 2021 Plan, to compensate him for his employment with the Company. Mr. Dollinger was granted an award of 25,000 RSUs under the Company’s 2021 Plan, with one (1) RSU corresponding to one (1) share of common stock. The RSUs will only start vesting once the 2021 Plan has been amended to increase the number of shares reserved under the 2021 Plan to cover the issuance of the shares of common stock underlying the RSUs. Accordingly, these 25,000 RSUs are not reflected in this table.

(4)	Under the independent director agreement between Gary Herman and the Company, Mr. Herman was granted an award of 1,250 RSUs under the Company’s 2021 Plan, with one (1) RSU corresponding to one (1) share of common stock. The RSUs will only start vesting once the 2021 Plan has been amended to increase the number of shares reserved under the 2021 Plan to cover the issuance of the common shares underlying the RSUs. Accordingly, these 1,250 RSUs are not reflected in this table.

(5)	Under the independent director agreement between James Huber and the Company, Mr. Huber was granted an award of 1,250 RSUs under the Company’s 2021 Plan, with one (1) RSU corresponding to one (1) share of common stock. The RSUs will only start vesting once the 2021 Plan has been amended to increase the number of shares reserved under the 2021 Plan to cover the issuance of the common shares underlying the RSUs. Accordingly, these 1,250 RSUs are not reflected in this table.

(6)	Under the independent director agreement between James O’Brien and the Company, Mr. O’Brien was granted an award of 1,250 RSUs under the Company’s 2021 Plan, with one (1) RSU corresponding to one (1) share of common stock. The RSUs will only start vesting once the 2021 Plan has been amended to increase the number of shares reserved under the 2021 Plan to cover the issuance of the common shares underlying the RSUs. Accordingly, these 1,250 RSUs are not reflected in this table.

(7)	Under the independent director agreement between Jay Dhaliwal and the Company, Mr. Dhaliwal was granted an award of 500 RSUs under the Company’s 2021 Plan, with one (1) RSU corresponding to one (1) share of common stock. The RSUs will only start vesting once the 2021 Plan has been amended to increase the number of shares reserved under the 2021 Plan to cover the issuance of the common shares underlying the RSUs. Accordingly, these 500 RSUs are not reflected in this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

●	We, as buyer, and Dollinger Holdings LLC, Dollinger Innovations Inc., and Sean Dollinger, our Chief Executive Officer and a director, as sellers, are parties to an asset purchase agreement, dated March 19, 2021. Dollinger Holdings LLC and Dollinger Innovations Inc. are wholly owned by Sean Dollinger. Pursuant to the asset purchase agreement, the purchase price was equal to $4,000,000 (in addition to the assumption of assumed liabilities) and consisted of (i) 266,667 shares of our common stock (66,666 shares on a post-split basis) and (ii) US$220,000 in cash payable to Dollinger Holdings, LLC, and we obtained ownership of the assets and liabilities that constitute the SWOL brand and SWOL Tequila branding. The assets and liabilities constituting the SWOL Brand and SWOL Tequila branding were held in part by Dollinger Holdings LLC and Dollinger Innovations Inc.

●	We, CWS, and Ssquared are parties to an Exclusive Marketing Agreement dated April 1, 2021. Pursuant to that agreement, CWS and Ssquared granted us exclusive marketing rights regarding any of CWS and Ssquared’s products. Pursuant to that agreement, Sean Dollinger, our Chief Executive Officer and a director, and 50% owner of Ssquared, received 33,333 shares of our common stock (8,334 shares of common stock on a post-split basis), and KBROS, LLC, the owner of CWS and 50% owner of Ssquared, received 133,333 shares of our common stock (33,333 shares on a post-split basis).

●	We and Dollinger Holdings LLC are parties to an asset purchase agreement, the Soleil Vino Asset Purchase Agreement, dated May 31, 2021. Pursuant to that agreement, we purchased the assets and liabilities associated with the Soleil Vino wine club and its products, and Dollinger Holding LLC, wholly owned by Sean Dollinger, received $100,000 in cash, Sean Dollinger received 63,333 shares of our common stock (15,834 shares of common stock on a post-stock split basis), and Andrea Cooke received 3,333 shares of our common stock (834 shares of common stock on a post-stock split basis). In conjunction with the acquisition the Company entered into a finder’s fee agreement with a third party in which 6,667shares of our common stock were issued (1,667 shares of common stock on a post-stock split basis).

●	Mr. Gregory Hoffman, a brother of Ms. Alexandra Hoffman, our director, entered into an advisor agreement with the Company on June 1, 2023, pursuant to which the Company issued to Mr. Hoffman 12,500 shares of common stock.

●	We and 1226053 B.C. Ltd, our shareholder, are parties to a debt settlement agreement, dated September 27, 2023, pursuant to which the Company issued to 1226053 B.C. Ltd 19,130 shares of common stock. 1226053 B.C. Ltd is a legal entity owned and controlled by Mr. Avtar Dhaliwal, a brother of Mr. Jay Dhaliwal, our director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

dbbmckennon served as our independent registered public accounting firm to audit our books and accounts for the fiscal years ended December 31, 2023 and 2022. The table below presents the aggregate fees billed for professional services rendered by dbbmckennon for fiscal years 2023 and 2022.

	2023	2022
Audit fees	$233,473	$43,028
Audit-related fees	-	-
All other fees	-	-
Total fees	$233,473	$43,028

In the above tables, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These audit-related fees also consist of the review of our registration statements filed with the SEC and related services normally provided in connection with regulatory filings or engagements. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories. All audit fees are pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.

(b)	Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

ITEM 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Plan of Conversion of LQR House Inc., dated as of January 26, 2023 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.1	Articles of Incorporation of LQR House Inc. filed on February 3, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.2	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on March 29, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.3	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on June 5, 2023 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.4	Certificate of Correction to the Certificate of Amendment to Articles of Incorporation filed on April 11, 2023(incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.5	Bylaws of LQR House Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.6	First Amendment to the By-laws of the Company dated November 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on November 16, 2023)
3.7	Certificate of Change Pursuant to NRS 78.209 of LQR House filed on November 28, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s current report on the form 8-K filed with the SEC on December 1, 2023)
3.8	Amendment to Articles of Incorporation of LQR House Inc. filed on February 13, 2024
4.1	Description of Registrant’s securities
10.1	Form of Private Placement Subscription Agreement 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.2	Form of Private Placement Subscription Agreement 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.3	Packaging of Origin Co-Responsibility Agreement dated July 6, 2020, between Leticia Hermosillo Ravelero and Sean Dollinger (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.4	Shared Responsibility & Bonding Agreement dated March 19, 2021, between Leticia Hermosillo Ravelero and Dollinger Innovations Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.5	Exclusive License Agreement dated May 18, 2020 by and between Dollinger Holdings and Dollinger Innovations (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.6	Product Distribution Agreement, dated July 1, 2020, between Dollinger Holdings and Country Wine & Spirits Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.7	Asset Purchase Agreement, dated May 31, 2021, between LQR House Inc. and Dollinger Holdings LLC (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.8	Asset Purchase Agreement, dated March 19, 2021, among LQR House Inc. and Dollinger Innovations Inc., Dollinger Holdings LLC and Sean Dollinger (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.9	Exclusive Marketing Agreement, dated April 1, 2021, by and among Country Wine & Spirits, Inc., Ssquared Spirits, LLC, and LQR House, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).

10.10†	Employment Agreement between LQR House Inc. and Sean Dollinger, dated March 29, 2023 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.11†	Employment Agreement between LQR House Inc. and Kumar Abhishek, dated May 1, 2023 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.12†	Employment Agreement between LQR House Inc. and Jaclyn Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.13†	Employment Agreement between LQR House Inc. and Alexandra Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.14†	Form of Independent Director Agreement between LQR House Inc. and each director nominee (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.15†	Form of Non-Independent Director Agreement between LQR House Inc. and Non-Independent Director (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.16	Form of Director and Officer Indemnification Agreement between LQR House Inc. and each officer or director (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.17†	LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.18†	Amendment No. 1 to the LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.19†	Form of Incentive Stock Option Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.20†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.21†	Form of Non-Qualified Stock Option Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.22†	Form of Non-Qualified Stock Option Agreement for Non-Employee Consultants (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.23†	Form of Restricted Stock Award Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.24†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.25†	Form of Restricted Stock Unit Award Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).

10.26	Form of Advisor Agreement, dated June 1, 2023 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.27	Commercial Lease Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.28	Form of Advisor Agreement, dated June 30, 2023 (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.29	Ratification Assignment of the Bonding Agreement, dated July 7, 2023 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.30	Assignment Agreement of the Packaging of Origin and Co-Responsibility Agreement, dated June 30, 2023, between Dollinger Innovations Inc., Dollinger Holdings LLC, and LQR House Inc. (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.31	Bottled at Origin Joint Responsibility Agreement, dated July 11, 2023 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.32	Writ obtained in connection with registering the Bottled at Origin Joint Responsibility Agreement with the Mexican Institute of Industrial property, dated July 13, 2023 (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.33	Writ obtained in connection with registering the Shared Responsibility & Bonding Agreement with the Mexican Institute of Industrial property, dated July 12, 2023 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.34	Form of Independent Director Agreement between LQR House Inc. and Jay Dhaliwal (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed with the Commission on August 23, 2023).
10.35	Form of Independent Contractor Agreement 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-274903) filed with the SEC as of October 6, 2023).
10.36	10b-18 Repurchase Program (the “Program”) Letter of Engagement with Dominari Securities (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on September 21, 2023)
10.37	Loan Agreement between LQR House Inc. and 1226053 B.C. Ltd., dated August 30, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on the form 10-Q/A filed with the SEC on September 29, 2023)
10.38	Loan Agreement between LQR House Inc. and Mercantile Holdings Inc., dated August 30, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on the form 10-Q/A filed with the SEC on September 29, 2023)
10.39	Loan Agreement between LQR House Inc. and 1226053 B.C. Ltd., dated September 21, 2023 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on the form 10-Q/A filed with the SEC on September 29, 2023)
10.40	Loan Agreement between LQR House Inc. and Mercantile Holdings Inc., dated September 21, 2023 (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on the form 10-Q/A filed with the SEC on September 29, 2023)
10.41	Loan Agreement between LQR House Inc. and 2200049 AB Inc., dated September 21, 2023 (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on the form 10-Q/A filed with the SEC on September 29, 2023)
10.42	Services Agreement, dated October 15, 2023, by and between X-Media Inc. and LQR House Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on October 17, 2023)
10.43	Consulting Agreement between the Company and IR Agency LLC dated October 27, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 2, 2023)
10.44	Domain Name Transfer Agreement between LQR House Acquisition Corp. and SSquared Spirits LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)

10.45†	Amendment to the Employment Agreement by and between the Company and Sean Dollinger dated November 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.46	Management Agreement between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.47	Form of Independent Contractor Agreement 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-274903) filed with the SEC as of October 6, 2023).
10.48	Services Agreement, dated October 15, 2023, by and between X-Media Inc. and LQR House Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on October 17, 2023)
10.49	Consulting Agreement between the Company and IR Agency LLC dated October 27, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 2, 2023)
10.50	Domain Name Transfer Agreement between LQR House Acquisition Corp. and SSquared Spirits LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.51†	Amendment to the Employment Agreement by and between the Company and Sean Dollinger dated November 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.52	Management Agreement between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.53	Form of Warrant Cancellation Agreement for warrants issued on August 11, 2023 and October 16, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on December 21, 2023)
10.54	Form of Warrant Cancellation Agreement for a warrant issued on November 13, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on December 21, 2023)
10.55	Product Handling Agreement by and between the Company and KBROS, LLC dated November 1, 2023
10.56	Funding Commitment Agreement by and between the Company and KBROS, LLC dated November 1, 2023
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
19.1	LQR House Inc. Insider Trading Policy, dated March 28, 2024
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 (File No. 333-275363) filed with the SEC as of November 7, 2023).
23.1	Consent of dbbmckennon
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1#	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2#	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
97.1	LQR House Inc. Clawback Policy
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement.

#	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR HOUSE INC.

Dated: April 1, 2024	By:	/s/ Sean Dollinger
Sean Dollinger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sean Dollinger	Chief Executive Officer	April 1, 2024
Sean Dollinger	(Principal Executive Officer)

/s/ Kumar Abhishek	Chief Financial Officer	April 1, 2024
Kumar Abhishek	(Principal Financial and Accounting Officer)

/s/ Alexandra Hoffman	Director	April 1, 2024
Alexandra Hoffman

/s/ Gary Herman	Director	April 1, 2024
Gary Herman

/s/ James Huber	Director	April 1, 2024
James Huber

/s/ James O’Brien	Director	April 1, 2024
James O’Brien

/s/ Jay Dhaliwal	Director	April 1, 2024
Jay Dhaliwal

LQR HOUSE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

LQR House, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LQR House, Inc., and subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained net losses and negative cash flow from operations and requires additional capital to operate, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon

We have served as the Company’s auditor since 2021

Newport Beach, California

April 1, 2024

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LQR House, Inc.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,064,348	$7,565
Accounts receivable, related party	172,493	224,692
Advances to related party	177,340	314,766
Deposits in escrow	5,470,000	-
Prepaid expenses	2,189,955	-
Total current assets	15,074,136	547,023
Intangible assets, net	10,000	2,083,333
Right of use asset	8,402	-
Total assets	$15,092,538	$2,630,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265,229	$287,457
Accounts payable, related party	58,589	104,002
Accrued expenses	138,585	199,256
Right of use liability, current portion	7,324	-
Total current liabilities	469,727	590,715
Right of use liability	2,534	-
Total liabilities	472,261	590,715

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value, 350,000,000 shares authorized, 4,829,438 and 230,011 shares issued and outstanding as of December 31, 2023, and 2022, respectively	482	23
Additional paid-in capital	34,172,420	5,844,519
Accumulated deficit	(19,552,625)	(3,804,901)
Total stockholders’ equity	14,620,277	2,039,641
Total liabilities and stockholders’ equity	$15,092,538	$2,630,356

See the accompanying notes to the unaudited financial statements.

LQR House, Inc.

Consolidated Statements Of Operations

For the Years Ended December 31, 2023 and 2022

	Year Ended
	December 31,
	2023	2022

Revenue - services	$474,048	$470,359
Revenue - product	646,574	130,772
Total revenues	1,120,622	601,131

Cost of revenue - services	351,823	668,654
Cost of revenue - product	563,775	134,490
Total cost of revenue	915,598	803,144
Gross profit (loss)	205,024	(202,013)

Operating expenses:
General and administrative	11,426,747	985,011
Sales and marketing	2,480,001	655,151
Impairment expense	1,875,000	-
Total operating expenses	15,781,748	1,640,162

Loss from operations	(15,576,724)	(1,842,175)

Other income (expense):
Interest expense	(171,000)	-
Total other expense	(171,000)	-

Net loss	$(15,747,724)	$(1,842,175)

Weighted average common shares outstanding - basic and diluted	925,607	225,376
Net loss per common share - basic and diluted	$(17.01)	$(8.17)

See the accompanying notes to the unaudited financial statements.

LQR House, Inc.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	223,448	$22	-	$-	$5,526,645	$(1,962,726)	$3,563,941
Vesting of restricted stock units	6,563	1	-	-	317,874	-	317,875
Net loss	-	-	-	-	-	(1,842,175)	(1,842,175)
Balances at December 31, 2022	230,011	23	-	-	5,844,519	(3,804,901)	2,039,641
Issuance of common stock pursuant to private placement	23,875	2	-	-	954,998	-	955,000
Issuance of common stock for services	137,500	14	-	-	5,552,486	-	5,552,500
Repurchase of shares	(75,000)	(8)	-	-	(17,992)	-	(18,000)
Issuance of common stock pursuant to IPO	28,750	3	-	-	5,749,997	-	5,750,000
Conversion of note payable into common stock	63,766	6	-	-	1,120,994	-	1,121,000
Issuance of common stock pursuant to public offerings	5,228,384	523	-	-	18,049,477	-	18,050,000
Effect of stock split	57,222	6	-	-	(6)	-	-
Vesting of restricted stock units	-	-	-	-	1,091,648	-	1,091,648
Offering costs	-	-	-	-	(2,672,936)	-	(2,672,936)
Cancellation of warrants	-	-	-	-	(60,000)	-	(60,000)
Repurchase of common stock	-	-	(865,070)	(1,440,852)	-	-	(1,440,852)
Retirement of shares	(865,070)	(87)	865,070	1,440,852	(1,440,765)	-	-
Net loss	-	-	-	-	-	(15,747,724)	(15,747,724)
Balances at December 31, 2023	4,829,438	$482	-	$-	$34,172,420	$(19,552,625)	$14,620,277

See the accompanying notes to the unaudited financial statements.

LQR House, Inc.

CONOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,747,724)	$(1,842,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	208,333	250,000
Impairment expense	1,875,000	-
Vesting of restricted stock units	1,091,648	317,875
Issuance of common stock for services	5,552,500	-
Changes in operating assets and liabilities:
Accounts receivable, related party	52,199	(130,772)
Prepaid expenses	(2,189,955)	-
Accounts payable	(22,228)	217,282
Accounts payable, related party	(45,413)	70,337
Accrued expenses	110,329	199,256
Right of use liability, net	1,456	-
Net cash used in operating activities	(9,113,855)	(918,197)
Cash flows from investing activities:
Net repayments from (advances to) related party	137,426	(190,339)
Acquisition of CWS Platform	(10,000)	-
Deposits in escrow	(5,470,000)	-
Net cash used in investing activities	(5,342,574)	(190,339)
Cash flows from financing activities:
Proceeds from note payable	950,000	-
Issuance of common stock pursuant to private placement	955,000	-
Issuance of common stock pursuant to IPO, net of offering costs	4,507,228	-
Issuance of common stock pursuant to public offerings, net of offering costs	16,619,836	-
Repurchase of common stock	(1,458,852)	-
Cancellation of warrants	(60,000)
Net cash provided by financing activities	21,513,212	-
Net change in cash and cash equivalents	7,056,783	(1,108,536)
Cash and cash equivalents at beginning of year	7,565	1,116,101
Cash and cash equivalents at end of year	$7,064,348	$7,565

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Conversion of note payable including accrued interest into common stock	$1,121,000	$-

See the accompanying notes to the unaudited financial statements.

LQR House, Inc.

NOTES TO CONSOLDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

LQR House Inc. (“LQR” or the “Company”) was incorporated on January 11, 2021, in the state of Delaware. The Company operates primarily in the beverage alcohol industry owning specialty brands, providing marketing and distribution services.

Reorganization and Reverse Stock Split

On February 3, 2023, the Company changed its state of incorporation to the State of Nevada by merging into LQR House Inc., a Nevada corporation. On February 3, in accordance with our reincorporation to Nevada, the Company’s authorized capital stock changed from 100,000,000 shares of common stock, $0.001 par value, to 350,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. At the same time, the Company also completed a 1-for-6 reverse stock split of its outstanding common stock through the merger by issuing one share of common stock for every six previously outstanding shares of common stock of the predecessor Delaware company. The accompanying financial statements and related disclosures have been presented to retroactively reflect the Reorganization.

Reverse Stock Split

On November 30, 2023, the Company effected a 1-for-60 reverse stock split of its outstanding common stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. There was no effect on the number of shares of common stock or preferred stock authorized for issuance under the Company’s certificate of incorporation or the par value of such securities.

Initial Public Offering

On August 9, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), relating to the Company’s initial public offering (the “Offering” or “IPO”) of 28,750 shares (the “Shares”) of the Company’s common stock which included the exercise by the underwriters in full of the over-allotment option to purchase an additional 2,500 shares of the Company’s common stock, at an offering price of $300 per share. The closing of the IPO took place on August 11, 2023. Total gross proceeds, including the exercise of the over-allotment option, was $5.75 million. The aggregate net proceeds to the Company from the IPO were approximately $4.5 million after deducting underwriting discounts and commissions and total offering expenses.

Country Wine & Spirits (“CWS”) Platform

On November 1, 2023, LQR House Acquisition Corp. (the “Buyer”), a subsidiary of the Company, and SSquared Spirits LLC (the “Seller”) entered into a Domain Name Transfer Agreement (“Agreement”). Pursuant to the Agreement, the Seller irrevocably sold, assigned, transferred, and conveyed to the Buyer (a) all right, title, and interest in and to the domain name www.cwspirits.com (the “Domain Name”, “CWS Platform”), including its current registration and (b) any other rights (including, but not limited to, trademark rights associated with the Domain Name in any jurisdiction, all Internet traffic through the Domain Name and all Website Content (as defined in the Agreement) the Seller may have in the Domain Name, together with any goodwill associated therewith in exchange for the payment by the Buyer of the purchase price of $10,000. See Note 4.

The Company’s Chief Executive Officer, Sean Dollinger, owns 50% of the equity of the Seller, and the other 50% is owned by a minority shareholder of the Company. A Special Committee of the Company’s Board of Directors consisting of all independent directors approved the terms of the Agreement on November 1, 2023. See Note 8.

Stock Dividend in the Form of Stock Split

In February 2024, the Board of Directors declared a 50% stock dividend for distribution to all of the Company’s shareholders of record at the close of business on February 12, 2024. On March 1, 2024, 1,609,817 shares were issued per the dividend (see Note 11). As a result of the stock dividend, a 3:2 stock split was effected. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the stock split.

2. GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $15,747,724 and $1,842,175 during the years ended December 31, 2023 and 2022, respectively, and had cash used in operations of $9,113,855 during the year ended December 31, 2023. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern until it reaches profitability is dependent upon its ability to generate cash from operating activities and to raise additional capital to fund operations. Management plans to raise additional capital to fund operations through debt and/or equity financings. The Company has raised funds from the IPO (Note 1) and an additional $16.6 million from its public offerings in October and November 2023 (see Note 7). Our failure to raise additional capital could have a negative impact on not only our financial condition but also our ability to execute our business plan. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not be able to obtain financing on acceptable terms, or at all.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, LQR House Acquisition Corp. All inter-company transactions and balances have been eliminated on consolidation.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to the valuation of assets acquired and liabilities assumed pursuant to business combinations, and stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Concentrations

The Company’s ability to derive revenue is reliant on its relationship with CWS who currently handles product for the CWS Platform and fulfills the products sold by clientele using our marketing services. The discontinuance of such relationship or termination of the CWS Platform agreements would have a material negative impact on the Company’s operations.

Furthermore, the Company relies and expects to continue to rely on a small number of vendors. The loss of one of these vendors may have a negative short-term impact on the Company’s operations. However, the Company believes there are acceptable substitute vendors that can be utilized longer term.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

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

Intangible Assets

Intangible assets are amortized over the respective estimated lives on a straight-line basis, unless the lives are determined to be indefinite and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The Company owns domain names indefinitely. Costs to renew domains are expensed as incurred.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

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

The Company derives its revenue from marketing services, sales via the CWS Platform, distribution of its SWOL Tequila product to CWS and subscription-based membership revenue. Revenue is reported net of discounts.

Marketing Services

The Company contracts with third-party alcoholic beverage brands to utilize access to the CWS Platform. The Company and the brands enter into a commercial relationship. The Company performs services such as creating a marketing campaign strategy, developing promotional materials and advertising promotional materials through the CWS Platform. Revenue is recognized over a period time, as the marketing services are being continually provided on a daily and monthly basis over the life of an agreed upon campaign. Marketing campaigns generally range from one to three months.

CWS Platform

Cwsspirits.com is an e-commerce platform that sells in wine and spirits in the USA. The Company is responsible for contracting with CWS and customers to fulfill orders through the website. The Company has the ability to direct customers to CWS to fulfill the order. The Company, though not legally able to own alcohol inventory, does take on financial inventory risk. The Company is solely responsible for any risk of loss of the end customer and paying to replenish the loss order. Additionally, the Company enters into minimum guaranteed purchase commitments with its vendor that require the Company to pay for any inventory not sold during the year. The Company establishes the price and selection of products to be sold on the CWS Platform, and directs all marketing activities pertaining to the Platform. As such, the Company is the primary obligor for transactions with customers on the CWS Platform and records gross revenue. Revenue is recognized at the point in time when products are delivered to the end customer, when LQR has fulfilled its performance obligation, net of returns.

Product Sales

The Company wholly owns SWOL Tequila, a tequila made in limited batches from a third-party producer located in Mexico. The Company facilitates all efforts to get the product delivered to CWS for retail distribution in the United States, including advancing costs for production, shipping and other importing and delivery charges. The Company is entitled to payment of cost plus an additional 20% on each bottle of SWOL Tequila sold to CWS. Revenue is recognized at the point in which the products are delivered to CWS, when LQR has fulfilled its performance obligation. Due to certain restrictions on the delivery and custodianship of alcoholic beverage, CWS is requires to take ownership of the product at time of delivery, and there is no recourse or right of return. The Company records gross revenue as it’s the primary obligor in the transaction.

Vault

Vault is the exclusive membership program for CWS Platform customers. Through the CWS Platform, users can sign up for membership where they will have access to all products available through CWS combined with special membership benefits including discounted products, free shipping and promotional offers. Prior to the acquisition of the CWS Platform, the Company marketed this membership program on the CWS Platform and was entitled to 50% of the revenue from the subscriptions as the agent of the transaction. Upon the acquisition of the CWS Platform, the Company records gross revenue as it is the principal in the transaction. The Company records a reserve for chargebacks and cancellations at the time of the transaction based on historical experience. During the years ended December 31, 2023 and 2022, revenue from Vault memberships totaled $31,386 and $20,524, respectively.

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
Disaggregation of Revenues	2023	2022

CWS Platform	$528,450	$-
SWOL product sales	118,124	130,772
Revenue - product	646,574	130,772

Marketing	442,662	449,835
Vault	31,386	20,524
Revenue - services	474,048	470,359

Total revenues	$1,120,622	$601,131

Contract Balances

Accounts receivable represent amounts owed from marketing and product sales invoiced, but not yet received.

Contract liabilities represent obligations to transfer services to a customer for which the Company has already received consideration. Payments for marketing services are generally received upfront in advance of the Company satisfying the related performance obligation and are recorded as accrued expenses. The accrued expenses are reduced as the services are performed and the revenue is recognized. As of December 31, 2023 and 2022, the Company had nominal amounts in accrued expenses.

Cost of Revenue

Cost of revenue consists of all direct costs attributable to performing marketing services and the Company’s product sales. Cost of revenue includes product costs, affiliate payouts, contracted marketing services, direct advertising costs for marketing campaigns, packaging, shipping and other importing and delivery charges. Cost of revenue also includes customer service personnel and amortization of the Company’s marketing license asset (see Note 4).

Sales and Marketing

Sales and marketing costs primarily consist of advertising, promotional expenses and marketing consulting and advisory services. Sales and marketing costs also include sales commissions.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2023 and 2022, the Company has no deferred offering costs.

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

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2023, diluted net loss per share is the same as basic net loss per share. Potentially dilutive items outstanding as of December 31, 2023 include the Company’s outstanding restricted stock units (See Note 7).

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard establishes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in a timelier recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 until December 15, 2022. The Company adopted this new guidance, including the subsequent updates to Topic 326, on January 1, 2023 and the adoption did not have a material impact on the Company’s financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4. ACQUISITION OF CWS PLATFORM

On November 1, 2023, LQR House Acquisition Corp. (the “Buyer”), a subsidiary of the Company, and SSquared Spirits LLC (the “Seller”, “SSquared”) entered into a Domain Name Transfer Agreement (“Agreement”). Pursuant to the Agreement, the Seller irrevocably sold, assigned, transferred, and conveyed to the Buyer (a) all right, title, and interest in and to the domain name www.cwspirits.com (the “Domain Name”, “CWS Platform”), including its current registration and (b) any other rights (including, but not limited to, trademark rights associated with the Domain Name in any jurisdiction, all Internet traffic through the Domain Name and all Website Content (as defined in the Agreement) the Seller may have in the Domain Name, together with any goodwill associated therewith in exchange for the payment by the Buyer of the purchase price of $10,000.

In connection with the Company’s purchase of the Domain Name, on November 1, 2023, the Company entered into a product handling agreement (“Product Handling Agreement”) with KBROS LLC (“KBROS”). Pursuant to the Product Handling Agreement:

Commencing as of the Effective Date of this Agreement, Product Handler shall provide to the Company the following services relating to the purchase and delivery (“Handling”) of spirits and other beverage products (referred to herein as “Product” and the “Products”) purchased by customers of the Company through or in relation to websites associated with the Domain:

-	Purchase of Products to be delivered to customers of the Company, delivery of such Products, and related receipt of returns of Products and delivery of replacements of the Products from time to time, necessary for the operation of the Business by the Company, pursuant to orders for the Products by the Company’s customers generated as the result of sales, promotion and marketing of the Products through the Website (sale, promotion and marketing of the Products through the Website is collectively referred to herein as “Processing”);

-	Procurement and maintenance of all certificates, licenses, authorizations and registrations required to import, possess, promote, sell, distribute and receive payment for the Products and compliance with all laws, rules and regulations applicable thereto and to the operation of the Website and conduct of sales and Processing of the Products, as reasonably deemed necessary by the Company;

Under Regulation S-X 3-05, management determined that the CWS Platform acquisition constituted a business combination as the revenue producing activity (e-commerce sales) is expected to be similar both pre and post-domain name acquisition. As such, the Company recorded an intangible asset of $10,000 for the purchase price consideration of the domain name as acquired assets and liabilities were nominal.

Management assessed the fair value of the Domain Name and CWS Platform in determining to allocate the $10,000 to the domain name. In making such determination, management considered the related party nature of the transaction, the current environment for direct-to-consumer alcoholic beverage companies and the related competition in which they operate, and the fact that the initial and continued operation of the CWS platform is completely dependent on the relationship between the Company, our CEO and a minority shareholder, who co-owned SSquared and operates KBROS, the Company’s contracted product handler. Without such relationship, which can be terminated in certain circumstances, the underlying CWS Platform would be unable to operate as intended until a suitable alterative product handler would be identified. Therefore, no fair value in excess of the consideration provided was considered.

The Company has consolidated the results of operations of the CWS Platform since November 1, 2023.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the CWS Platform acquisition had occurred as of January 1, 2022. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

	Year Ended
	December 31,
	2023	2022
Revenues	$3,091,206	$5,689,940
Net loss	(16,037,213)	(1,897,820)
Net loss per common share	$(17.33)	$(8.42)

5. OTHER ASSETS

Intangible Assets

CWS Exclusive Marketing Agreement

On April 1, 2021, the Company, CWS Platform, and another related entity, Ssquared, entered into an exclusive marketing agreement (the “CWS Agreement”). Pursuant to this agreement, CWS and Ssquared granted the Company the exclusive right to promote and market spirits and other beverage products through the CWS website (cwspirtis.com) for sale to customers located within Canada, Mexico and the United States. The Company had the sole right to manage and make decisions with regard to user facing content on the website, including the placement and removal of products and the creation and management of promotional initiatives. The term of the CWS Agreement was ten years. Pursuant to the agreement, the Company issued 41,667 shares of common stock to the members of Ssquared.

The Company capitalized the fair value of the consideration transferred, $2,500,000 (or $60 per share), as an intangible asset which was to be amortized over the term agreement of ten (10) years. During the years ended December 31, 2023 and 2022, the Company amortized $208,333 and $250,000, respectively, which is included in cost of revenue – services in the statement of operations.

Upon the acquisition of the CWS Platform (see Note 4), the Company determined that the license under the CWS Agreement was no longer applicable as the Company now maintained ownership over the CWS Platform and the relevant marketing efforts. As such, the Company recorded an impairment of the remaining carrying value of $1,875,000, which is included in operating expenses in the consolidated statements of operations.

Deposits in Escrow

As of December 31, 2023, the Company had $5,470,000 in deposits held in escrow for potential investments. In 2024, the Company received $670,000 back from an investment it was no longer pursuing. The remaining $4,800,000 is subject to an escrow share agreement for a potential investment into a third party entity. While the terms of the investment have not been finalized, the agreement indicates the funds are to only be used for an investment in the target company and is not subject to return to the Company unless otherwise agreed upon.

6. NOTE PAYABLE

In August and September 2023, the Company entered into several loan agreements for aggregate proceeds of $950,000. The loans bore interest at 18% and were payable on demand, regardless of whether paid before the anniversary of the loan agreements. On September 27, 2023, the Company entered into debt settlement agreements with the noteholders in full settlement of the loan amounts, including interest, using the closing price of $17.58 of the Company’s common stock on September 27, 2023. As such, a total amount of $1,121,000, including principal of $950,000 and accrued interest of $171,000, was converted into 63,766 shares of the Company’s common stock.

7. STOCKHOLDERS’ EQUITY

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

Due to this amendment, the Company’s authorized capital stock became 350,000,000 shares, consisting of: (i) 300,000,000 shares of common stock, par value $0.0001 per share, of which 20,000,000 shares were designated Class A Common Stock, $0.0001 par value per share, and 280,000,000 shares were designated as Class B Common Stock, $0.0001 par value per share; and (ii) 50,000,000 shares of preferred stock, $0.0001 par value per share. All 153,340 shares of common stock issued and outstanding at the time of the amendment became shares of Class B Common Stock.

Single Common Stock Structure

On June 5, 2023, the Company further amended its articles of incorporation to amend the share structure by (i) eliminating a dual class share structure consisting of the Class A Common Stock and Class B Common Stock and establishing a single common stock structure consisting of shares of common stock only, with 350,000,000 authorized shares being all designated as common stock with a par value of $0.0001 per share (the “Single Common Stock Structure”), entitled to one (1) vote per share; and by (ii) eliminating all authorized shares of preferred stock. All shares of Class B Common Stock issued and outstanding at the time of the amendment became shares of common stock. The accompanying financial statements reflect the single common stock structure in place as of December 31, 2023.

The Company filed on November 28, 2023 a Certificate of Change to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada (the “Certificate of Change”) that provides for a 1-for-60 reverse stock split (the “Split”) of its shares of common stock, par value $0.0001 per share (the “Common Stock”) that became effective on November 30, 2023. No fractional shares were issued in connection with the Split and fractional amounts were rounded up to one whole share.

The Company filed on February 13, 2024 a Certificate of Amendment to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada increasing its authorized shares to 350,000,000 shares of common stock.

2023 Private Placement

From April to June 2023, the Company conducted a private placement of and entered into certain subscription agreements with several accredited investors. Pursuant to the agreements, the Company issued 23,875 shares of common stock at $60 per share for a total of $955,000.

Advisor and Consulting Agreements

In June 2023, the Company entered into advisor agreements with certain advisors, pursuant to which the advisors will provide business and corporate advice in connection with the Offering to the Company. In consideration for the advisor’s services, the Company issued 12,500 shares of common stock to six individuals and entities, for an aggregate of 75,000 shares. The Company recorded an expense of $3,000,000, or fair value of $40 per share, pertaining to these issuances, which is included in general and administrative expense in the statements of operations. The fair value was determined based on recent sales of stock under the 2023 Private Placement disclosure noted above.

In August 2023, the board of directors approved an issuance of and the Company issued an aggregate total of 62,501 shares of the Company’s common stock under the LQR House Inc. Stock Option and Incentive Plan (“2021 Plan”) to certain consultants with whom the Company entered into independent contractor agreements, in consideration for their providing consulting services to the Company. The Company recognized stock-based compensation expense of $2,552,500, or $40.80 per share based on the fair value of the Company’s common stock at the time of the agreements, for the year ended December 31, 2023. The amount was included in general and administrative expenses in the statements of operations.

Initial Public Offering

In the IPO, which closed on August 11, 2021, the Company issued and sold 28,750 shares of common stock, including the exercise of the over-allotment option, at a public offering price of $200 per share. Total gross proceeds to the Company from the IPO were $5.75 million. The aggregate net proceeds to the Company from the IPO were approximately $4.5 million after deducting underwriting discounts and commissions and total offering expenses.

In connection to the IPO, the Company agreed to issue the underwriters five-year warrants to purchase an aggregate of 1,437 shares of the Company’s common stock with an exercise price of $200 per share. The warrants are immediately exercisable.

Follow-On Public Offerings

On October 16, 2023, the Company completed a subsequent closing of the public offering and issued 710,526 shares of common stock for gross proceeds of $5.4 million, or $7.60 per share. The Company received $4.9 million in net proceeds. In connection with the October follow-on offering, the Company issued to the underwriters five-year warrants to purchase an aggregate of 35,526 shares of the Company’s common stock with an exercise price of $7.60 per share.

On November 13, 2023, the Company completed an additional closing of the public offering and issued 3,928,572 shares of common stock for gross proceeds of $11.0 million, or $2.80 per share. The Company received $5.3 million in net proceeds, as $4.8 million of the gross proceeds which were deposited in escrow for a potential investment. In connection with the November follow-on offering, the Company issued to the underwriters five-year warrants to purchase an aggregate of 196,428 shares of the Company’s common stock with an exercise price of $2.80 per share.

On December 27, 2023, the underwriters exercised their over-allotment option from the November offering and the Company issued an additional 589,286 shares of common stock for gross proceeds of $1.65 million, or $2.80 per share. The Company received $1.56 million in net proceeds.

Debt Settlement for Shares

On September 27, 2023, the Company issued 63,766 shares of common stock as settlement for outstanding principal on notes of $950,000 and accrued interest of $171,000 (see Note 5).

Cancellations

Stock cancellations

In June 2023, the Company entered into a Cancellation Agreement with four stockholders, who each owned 18,750 shares of common stock or an aggregate of 75,000 shares. The stockholders purchased these shares from the founder, Sean Dollinger, pursuant to a stock purchase agreement on January 12, 2023, between Mr. Dollinger and each of these four stockholders. As of the date these financial statements were available to be issued these shares were either cancelled or pending cancellation with the transfer agent. The Company repurchased the shares for $18,000.

Warrant cancellations

On December 16, 2023, the Company cancelled all outstanding warrants issued to the underwriter for consideration of $60,000.

Share Buyback

On September 1, 2023, the board of directors of the Company authorized a share buyback program for up to 20% of the Company’s common stock and approved an agreement entered by and between the Company and Dominari Securities LLC (“Dominari”) on August 28, 2023 to effect the share buyback program. From September 8, 2023 through December 22, 203, the Company confirmed the acquisition of 865,070 shares of common stock for a total of $1,440,852, which was initially recorded as treasury stock on the balance sheet and statement of stockholders’ equity. On December 22, 2023, the 865,070 shares were sent to the Company’s transfer agent for retirement.

As of December 31, 2023, the Company had 4,829,438 shares issued and outstanding. As of December 31, 2022, the Company had 230,011 shares issued and outstanding.

Restricted Stock Units

In August 2023 the Company granted 31,250 restricted stock units (the Director RSU’s) which were to vest in eight equal quarterly installments commencing on October 1, 2023. On August 21, 2023, Jay Dhaliwal was added to the Board and was granted 500 Director RSUs which were to vest in eight equal quarterly installments commencing on October 1, 2023. On August 30, 2023, the Board authorized deferring the vesting of the Director RSUs until such date that the 2021 Plan is amended. The RSUs had a grant-date fair value of $6,266,533. During the year ended December 31, 2023, the Company recognized stock-based compensation expense of $1,091,648, which is included in general and administrative expenses in the statement of operations. As of December 31, 2023, there were 29,250 Director RSUs outstanding after cancellations.

8. RELATED PARTY TRANSACTIONS

CWS and Ssquared Spirits LLC

The Company’s founder who is a stockholder and member of the board of directors has an economic interest in Ssquared Spirits LLC, the seller of the CWS Platform acquisition. The spouse of the Company’s former Chief Executive Officer and director, is the President and controlling stockholder of CWS, the managing member and director of Ssquared Spirits LLC, and a minority shareholder with the Company. In 2022, the former Chief Executive Officer resigned from the Company. See Note 4 for the CWS Platform acquisition from Squared.

SWOL Tequila

As of December 31, 2023 and 2022, the Company had $172,493 and $224,692, respectively, in accounts receivable, related party with CWS pertaining to SWOL product revenues.

Vault

During the years ended December 31, 2023 and 2022, revenue from Vault memberships totaled $31,386 and 20,524 as of December 31, 2023 and 2022, respectively.

Advances to CWS

During the years ended December 31, 2023 and 2022, the Company paid certain costs pertaining to alcoholic products on behalf of CWS in order finance the purchase of brand product for which the Company was promoting through marketing services. The advances totaled $7,340 and $190,340, respectively, during the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, $7,340 and $314,766, respectively, remained unpaid and outstanding from CWS. The advances are non-interest bearing, unsecured and due on demand. The advances owed as of December 31, 2022 were collected in the year ended December 31, 2023.

Veg House Illinois

During the year ended December 31, 2023, the Company paid $170,000 to a contractor for assistance in completion of the food hall bar owned by a related party under common management with the Company’s CEO, Veg House Illinois, Inc.

Accounts Payable, Related Party

As of December 31, 2023 and 2022, the Company had accounts payable of $58,589 and $104,002, respectively, with related parties, including KBROS, the Company’s founder and Chief Executive Officer, and officers and directors.

Board of Directors

In September 2023, two directors resigned from the Board of Directors, and agreed to cancel 1,250 RSU’s each. The cancellation was formalized in October 2023.

Independent Contractor Agreement

In August 2023, the Company entered into an independent contractor agreement for investor relations and advisory services with an entity for up to $1,000,000, for which the Company paid $500,000 through December 31, 2023. The contractor co-owns a Company with the Company’s Chief Executive Officer, which is not controlled by LQR. Therefore the contractor and his related entities are considered affiliates.

9. INCOME TAXES

For the years ended December 31, 2023 and 2022, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The following table presents the deferred tax assets and liabilities by source:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$2,714,847	$765,808
Valuation allowance	(2,714,847)	(765,808)
Net deferred tax assets	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through December 31, 2023, and no history of generating taxable income. Therefore, valuation allowances of $2,714,847 and $765,808, respectively, were recorded as of December 31, 2023 and 2022. Valuation allowance increased by $1,949,039 and $356,192 during the years ended December 31, 2023 and 2022, respectively. Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be approximately 28.0%. The effective rate is reduced to 0% for 2023 and 2022 due to the full valuation allowance on its net deferred tax assets.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. At December 31, 2023 and 2022, the Company had net operating loss carryforwards available to offset future taxable income in the amounts of approximately $9,712,000 and $2,740,000, respectively, which can be carried forward indefinitely. Certain changes in ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of December 31, 2023, management has not determined the extent of any such limitations, if any.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is not presently subject to any income tax audit in any taxing jurisdiction, though all tax years from 2021 on remain open to examination.

10. COMMITMENTS AND CONTINGENCIES

Lease

In February 2023, the Company entered into a lease agreement for office space in Miami, Florida. The agreement matures in February 2025 and requires monthly payments of $850. The Company adopted ASC 842 on January 1, 2022 and recognized a right of use asset and liability of $19,007 using a discount rate of 8.0%.

As of December 31, 2023, the outstanding right of use liability was $9,858, including a current portion of $7,324 and a non-current liability of $2,534.

As of December 31, 2023, there are future annual minimum payments totaling $10,200 through January 2024.

Funding Commitment Agreement

On November 1, 2023, the Company entered into a Funding Commitment Agreement with KBROS, the Product Handler pursuant to the Product Handling Agreement as defined in Note 4. Pursuant to this agreement, the Company commits to provide annual funding to the Product Handler from time to time in the minimum amount of $2,500,000 to enable the Product Handler to purchase inventory from Company-approved vendors (“Vendors”). The Company may, without notice to Product Handler, elect not to advance funding for any inventory sold by particular Vendors with respect to which the Company reasonably feels insecure. This Agreement concerns a funding commitment, and not the purchase of Products from Product Handler or Vendors.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

11. SUBSEQUENT EVENTS

In January 2024, the Company purchased a total of 190,628 shares of the Company’s common stock at an average price of $2.90 per share.

In February 2024, the Board of Directors declared a 50% stock dividend for distribution to all of the Company’s shareholders of record at the close of business on February 12, 2024. On March 1, 2024, 1,609,817 shares were issued per the dividend. As a result of the stock dividend, a 3:2 stock split was effected. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the stock split.

The Company filed on February 13, 2024 a Certificate of Amendment to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada increasing its authorized shares to 350,000,000 shares of common stock.