Form 10-Q
period 2024-03-31
LQR House Inc.
filed 2024-05-15
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

N/A

(Former name, former address and formal fiscal year, if changed since last report)

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

As of May 15, 2024, the Company had 4,831,855 shares of common stock, $0.0001 par value, issued and 4,641,227 shares of common stock, $0.0001 par value, outstanding.

LQR HOUSE INC.

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

ii

ITEM 1 – FINANCIAL STATEMENTS

LQR HOUSE INC.

CONDENSED CONSOLDIATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$1,781,907	$7,064,348
Accounts receivable, related party	171,666	172,493
Advances to related party	177,340	177,340
Deposits in escrow	4,800,000	5,470,000
Prepaid expenses	1,889,174	2,189,955
Marketable securities	4,030,986	-
Total current assets	12,851,073	15,074,136
Intangible assets, net	10,000	10,000
Right of use asset	5,641	8,402
Total assets	$12,866,714	$15,092,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,002	$265,229
Accounts payable, related party	45,000	58,589
Accrued expenses	257,938	138,585
Right of use liability, current portion	7,462	7,324
Total current liabilities	500,402	469,727
Right of use liability	-	2,534
Total liabilities	500,402	472,261

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 350,000,000 shares authorized, 4,829,438 and 4,638,810 shares issued and outstanding as of March 31, 2024 and 4,829,438 shares issued and outstanding as of December 31, 2023, respectively	482	482
Additional paid-in capital	34,893,262	34,172,420
Treasury stock, at cost (190,628 shares)	(547,415)	-
Accumulated deficit	(21,980,017)	(19,552,625)
Total stockholders’ equity	12,366,312	14,620,277
Total liabilities and stockholders’ equity	$12,866,714	$15,092,538

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2024	2023

Revenue - services	$43,791	$150,563
Revenue - product	437,303	-
Total revenues	481,094	150,563

Cost of revenue - services	37,208	102,997
Cost of revenue - product	523,383	-
Total cost of revenue	560,591	102,997
Gross profit (loss)	(79,497)	47,566

Operating expenses:
General and administrative	1,606,461	321,317
Sales and marketing	786,415	48,323
Total operating expenses	2,392,876	369,640

Loss from operations	(2,472,373)	(322,074)

Other income:
Other income	44,981	-
Total other income	44,981	-

Provision for income taxes	-	-
Net loss	$(2,427,392)	$(322,074)

Weighted average common shares outstanding - basic and diluted	4,645,164	230,012
Net loss per common share - basic and diluted	$(0.52)	$(1.40)

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

unaudited condensed consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	230,011	23	-	$-	$5,844,519	$(3,804,901)	$2,039,641
Recapitalization	1	-	-	-	-	-	-
Net loss	-	-	-	-	-	(322,074)	(322,074)
Balances at March 31, 2023	230,012	23	-	-	5,844,519	$(4,126,975)	$1,717,567

Balances at December 31, 2023	4,829,438	$482	-	$-	$34,172,420	$(19,552,625)	$14,620,277
Vesting of restricted stock units	-	-	-	-	720,842	-	720,842
Repurchase of common stock	-	-	(190,628)	(547,415)	-	-	(547,415)
Net loss	-	-	-	-	-	(2,427,392)	(2,427,392)
Balances at March 31, 2024	4,829,438	$482	(190,628)	$(547,415)	$34,893,262	$(21,980,017)	$12,366,312

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,427,392)	$(322,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	62,500
Vesting of restricted stock units	720,842	-
Changes in operating assets and liabilities:
Accounts receivable, related party	827	215,898
Prepaid expenses	300,781	(31,579)
Accounts payable	(75,227)	3,510
Accounts payable, related party	(13,589)	(34,788)
Accrued expenses	119,353	(126,900)
Right of use liability, net	365	-
Net cash used in operating activities	(1,374,040)	(233,433)
Cash flows from investing activities:
Purchase of marketable securities	(4,030,986)	-
Net repayments from (advances to) related party	-	308,708
Return of deposits in escrow	670,000	-
Net cash provided by (used in) investing activities	(3,360,986)	308,708
Cash flows from investing activities:		-
Repurchase of common stock	(547,415)	-
Deferred offering costs	-	(59,259)
Net cash used in financing activities	(547,415)	(59,259)
Net change in cash and cash equivalents	(5,282,441)	16,016
Cash and cash equivalents at beginning of period	7,064,348	7,565
Cash and cash equivalents at end of period	$1,781,907	$23,581

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2024, the Company has not achieved its planned level of operations. The Company’s activities since inception have been limited and consisted of formation activities, commencement of operations and capital raising activities. To date, the Company has only generated limited amounts of revenue and the Company is dependent on external capital, including funds from the initial public offering (described below) to execute its planned operations.

Country Wine & Spirits (“CWS”) Platform

On November 1, 2023, LQR House Acquisition Corp. (the “Buyer”), a subsidiary of the Company, and SSquared Spirits LLC (the “Seller”) entered into a Domain Name Transfer Agreement (“Agreement”). Pursuant to the Agreement, the Seller irrevocably sold, assigned, transferred, and conveyed to the Buyer (a) all right, title, and interest in and to the domain name www.cwspirits.com (the “Domain Name”, or “CWS Platform”), including its current registration and (b) any other rights (including, but not limited to, trademark rights associated with the Domain Name in any jurisdiction, all Internet traffic through the Domain Name and all Website Content (as defined in the Agreement) the Seller may have in the Domain Name, together with any goodwill associated therewith in exchange for the payment by the Buyer of the purchase price of $10,000. See Note 4.

The Company’s Chief Executive Officer, Sean Dollinger, owns 50% of the equity of the Seller, and the other 50% is owned by a minority shareholder of the Company. A Special Committee of the Company’s Board of Directors consisting of all independent directors approved the terms of the Agreement on November 1, 2023. See Note 6.

Stock Dividend in the Form of Stock Split

In February 2024, the Board of Directors declared a 50% stock dividend for distribution to all of the Company’s shareholders of record at the close of business on February 12, 2024. On March 1, 2024, 1,609,817 shares were issued per dividend. As a result of the stock dividend, a 3:2 stock split was effected. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the stock split.

2. GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $2,427,392 and $322,074 for the three months ended March 31, 2024 and 2023, and has negative cash flows from operations of $1,374,040 for the three months ended March 31, 2024. The Company requires additional capital to operate and expects losses to continue in the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern until it reaches profitability is dependent upon its ability to generate cash from operating activities and to raise additional capital to fund operations. Management plans to raise additional capital to fund operations through debt and/or equity financings. The Company has raised funds from the initial public offering in August 2023 and an additional $16.6 million from its public offerings in October and November 2023. Our failure to raise additional capital could have a negative impact on not only our financial condition but also our ability to execute our business plan. No assurance can be given that the Company will be successful in these efforts. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not be able to obtain financing on acceptable terms, or at all.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023 included in the Form 10-K filed with the SEC on April 1, 2024.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of assets acquired and liabilities assumed pursuant to business combinations, and stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company maintains balances in excess of the federally insured limits.

Concentrations

The Company’s ability to derive revenue is reliant on its relationship with KBROS who currently handles product for the CWS Platform and fulfills the products sold by clientele using our marketing services. The discontinuance of such relationship or termination of the CWS Platform agreements would have a material negative impact on the Company’s operations.

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

Marketable Securities

The Company has investments in mutual funds. The investments are classified as available-for-sale and are held at fair value. The investments have a readily determinable fair value and as such, are recognized as a Level 1 instrument.

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

The Company derives its revenue from marketing services, sales via the CWS Platform, distribution of its SWOL Tequila product and subscription-based membership revenue. Revenue is reported net of discounts.

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

Vault

Vault is the exclusive membership program for CWS Platform customers. Through the CWS Platform, users can sign up for membership where they will have access to all products available through CWS combined with special membership benefits including discounted products, free shipping and promotional offers. Prior to the acquisition of the CWS Platform, the Company marketed this membership program on the CWS Platform and was entitled to 50% of the revenue from the subscriptions as the agent of the transaction. Upon the acquisition of the CWS Platform, the Company records gross revenue as it is the principal in the transaction. The Company records a reserve for chargebacks and cancellations at the time of the transaction based on historical experience. During the three months ended March 31, 2024 and 2023, revenue from Vault memberships totaled $13,440 and $8,794 respectively.

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
Disaggregation of Revenues	2024	2023
CWS Platform	$435,683	$-
SWOL product sales	1,620	-
Revenue – product	437,303	-

Marketing	30,351	141,769
Vault	13,440	8,794
Revenue – services	43,791	150,563

Total revenues	$481,094	$150,563

Cost of Revenue

Cost of revenue consists of all direct costs attributable to performing marketing services and the Company’s product sales. Cost of revenue includes product costs, affiliate payouts, contracted marketing services, direct advertising costs for marketing campaigns, packaging, shipping and other importing and delivery charges. Cost of revenue also includes customer service personnel and amortization of the Company’s marketing license asset in 2023.

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

The Company classifies equity based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll or contractor costs are classified or in which the award recipient’s service payments are classified.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of March 31, 2024 include the Company’s outstanding restricted stock units (See Note 6).

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4. ACQUISITION OF CWS PLATFORM

On November 1, 2023, LQR House Acquisition Corp. (the “Buyer”), a subsidiary of the Company, and SSquared Spirits LLC (the “Seller”, or “SSquared”) entered into a Domain Name Transfer Agreement (“Agreement”). Pursuant to the Agreement, the Seller irrevocably sold, assigned, transferred, and conveyed to the Buyer (a) all right, title, and interest in and to the domain name www.cwspirits.com (the “Domain Name”, or “CWS Platform”), including its current registration and (b) any other rights (including, but not limited to, trademark rights associated with the Domain Name in any jurisdiction, all Internet traffic through the Domain Name and all Website Content (as defined in the Agreement) the Seller may have in the Domain Name, together with any goodwill associated therewith in exchange for the payment by the Buyer of the purchase price of $10,000.

Under Regulation S-X 3-05, management determined that the CWS Platform acquisition constituted a business combination as the revenue producing activity (e-commerce sales) is expected to be similar both pre and post-domain name acquisition. As such, the Company recorded an intangible asset of $10,000 for the purchase price consideration of the domain name.

Management assessed the fair value of the Domain Name and CWS Platform in determining to allocate the $10,000 to the domain name. In making such determination, management considered the related party nature of the transaction, the current environment for direct-to-consumer alcoholic beverage companies and the related competition in which they operate, and the fact that the initial and continued operation of the CWS Platform is completely dependent on the relationship between the Company, our CEO and a minority shareholder, who co-owned SSquared and operates KBROS, LLC (“KBROS” or the “Product Handler”), the Company’s contracted product handler. Without such relationship, which can be terminated in certain circumstances, the underlying CWS Platform would be unable to operate as intended until a suitable alterative product handler would be identified. Therefore, no fair value in excess of the consideration provided was considered.

The Company has consolidated the results of operations of the CWS Platform since November 1, 2023.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the CWS Platform acquisition had occurred as of January 1, 2023. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

	Three Months Ended
	March 31,
	2024	2023
Revenues	$481,094	$150,563
Net loss	(2,427,392)	(322,074)
Net loss per common share	$(0.52)	$(1.40)

5. OTHER ASSETS

Deposits in Escrow

As of December 31, 2023, the Company had $5,470,000 in deposits held in escrow for potential investments. In 2024, the Company received $670,000 back from an investment it was no longer pursuing. The remaining $4,800,000 at March 31, 2024 is subject to an escrow share agreement for a potential investment into a third-party entity. While the terms of the investment have not been finalized, the agreement indicates the funds are to only be used for an investment in the target company and is not subject to return to the Company unless otherwise agreed upon.

6. STOCKHOLDERS’ EQUITY

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

Share Buyback

On September 1, 2023, the board of directors of the Company authorized a share buyback program for up to 20% of the Company’s common stock and approved an agreement entered by and between the Company and Dominari Securities LLC (“Dominari”) on August 28, 2023 to effect the share buyback program. From September 8, 2023 through December 22, 2023, the Company confirmed the acquisition of 865,070 shares of common stock for a total of $1,440,852, which was initially recorded as treasury stock on the balance sheet and statement of stockholders’ equity. On December 22, 2023, the 865,070 shares were sent to the Company’s transfer agent for retirement.

In January 2024, the Company purchased a total of 190,628 shares of the Company’s common stock for $547,415, which was recorded as treasury stock on the balance sheet and statement of stockholders’ equity.

As of March 31, 2024, the Company had 4,829,438 shares issued and 4,638,810 shares outstanding. As of December 31, 2023, the Company had 4,829,438 shares issued and outstanding.

Restricted Stock Units

In August 2023 the Company granted 31,250 restricted stock units (the Director RSU’s) which were to vest in eight equal quarterly installments commencing on October 1, 2023. On August 21, 2023, Jay Dhaliwal was added to the Board and was granted 500 Director RSUs which were to vest in eight equal quarterly installments commencing on October 1, 2023. On August 30, 2023, the Board authorized deferring the vesting of the Director RSUs until such date that the 2021 Plan is amended. The RSUs had a grant-date fair value of $6,266,533. During the three months ended December 31, 2023, the Company recognized stock-based compensation expense of $720,843, which is included in general and administrative expenses in the statement of operations. As of March 31, 2024 and December 31, 2023, there were 29,250 Director RSUs outstanding after cancellations.

7. RELATED PARTY TRANSACTIONS

KBROS and Ssquared Spirits LLC

The Company’s founder who is a stockholder and member of the board of directors has an economic interest in Ssquared Spirits LLC, the seller of the CWS Platform acquisition. The spouse of the Company’s former Chief Executive Officer and director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared Spirits LLC, and a minority shareholder with the Company. In 2022, the former Chief Executive Officer resigned from the Company. See Note 4 for the CWS Platform acquisition from Squared.

Country Wine & Spirits, Inc. (“CWS”)

CWS has 6 brick and mortar locations for the sale of beer, wine, spirits and create value in retail locations throughout Southern California and specializes in logistics of shipping and helping brands reach customers. To date CWS has distributed all of the alcohol (other than SWOL Tequila) ordered by customers through the CWS Platform. The President of CWS is also the 100% owner of KBROS.

SWOL Tequila

As of March 31, 2024 and December 31,2023, the Company had $149,510 and $172,493, respectively, in accounts receivable, related party with CWS pertaining to SWOL product revenues.

Vault

During the three months ended March 31, 2024 and 2023, revenue from Vault memberships totaled $13,440 and $8,794, respectively.

Advances to CWS

During the year ended December 2023, the Company paid certain costs pertaining to alcoholic products on behalf of CWS in order finance the purchase of brand product for which the Company was promoting through marketing services. As of both March 31, 2024 and December 31, 2023, $7,340 remained unpaid and outstanding from CWS. The advances are non-interest bearing, unsecured and due on demand.

Veg House Illinois

During the year ended December 31, 2023, the Company paid $170,000 to a contractor for assistance in completion of the food hall bar owned by a related party under common management with the Company’s CEO, Veg House Illinois, Inc., which stand outstanding as on March 31, 2024.

Accounts Payable, Related Party

As of March 31, 2024 and December 31, 2023, the Company had accounts payable of $45,000 and $58,589, respectively, with related parties, including KBROS, the Company’s founder and Chief Executive Officer, and officers and directors.

8. COMMITMENTS AND CONTINGENCIES

Lease

In February 2023, the Company entered into a lease agreement for office space in Miami, Florida. The agreement matures in February 2025 and requires monthly payments of $850. The Company adopted ASC 842 on January 1, 2022 and recognized a right of use asset and liability of $19,007 using a discount rate of 8.0%.

As of March 31, 2024, the outstanding right of use liability was $7,462.

Funding Commitment Agreement

On November 1, 2023, the Company entered into a Funding Commitment Agreement with KBROS, the Product Handler pursuant to the Product Handling Agreement dated November 1, 2023 (“Product Handling Agreement”). Pursuant to this agreement, the Company commits to provide annual funding to the Product Handler from time to time in the minimum amount of $2,500,000 to enable the Product Handler to purchase inventory from Company-approved vendors (“Vendors”). The Company may, without notice to Product Handler, elect not to advance funding for any inventory sold by particular Vendors with respect to which the Company reasonably feels insecure. This agreement concerns a funding commitment, and not the purchase of Products from Product Handler or Vendors.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “Commission”, or the “SEC”) on April 1, 2024. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Business Overview

Our company, LQR House Inc. (“LQR”, “LQR House”, or the “Company”), intends to become a prominent force in the wine and spirits e-commerce, sector epitomized by its flagship alcohol marketplace, CWSpirits.com (“CWS Platform”). This platform delivers a diverse range of spirits, wines, and champagnes from esteemed retail partners like Country Wine & Spirits. Beyond its role in the e-commerce sector, LQR is a marketing agency with a specialized focus on the alcohol industry. We also intend to integrate the supply, sales, and marketing facets of the alcoholic beverage space into one easy to use platform and become the one-stop-shop for everything related to alcohol. To date, our primary business includes the development of premium limited batch spirit brands and marketing internal and external brands through our ownership of the CWS Platform, a U.S.-based e-commerce portal. Additionally, we are in the process of establishing an exclusive wine club. We believe that the marketing and brand management services we provide to our wholly owned and third-party clients will increase brand recognition thereof, and drive sales thereof through our e-commerce platform.

The Services and Brands We Market

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

The following products and services constitute the core elements of our business model and allow us to serve various types of customers in the alcohol industry, including individual consumers, wholesalers, and third-party alcohol brands:

●	SWOL Tequila is a limited-edition blend of Añejo Tequila made in exclusive batches of up to 10,000 bottles and represents the first installment under our “SWOL” trademark with application number 2345291 and registration number 2141431 which was originally owned by Dollinger Innovations and transferred over to us pursuant to the Tequila Asset Purchase Agreement. Pursuant to the Tequila Asset Purchase Agreement, we purchased all of the right, title and interest in the trademarks SWOL and all associated trade dress and intellectual property rights and all labels, logos and other branding bearing the SWOL marks or any mark substantially similar to the same. Tequila bearing the “SWOL” trademark is produced by Casa Cava de Oro S.A., an authentic tequila distillery in Jalisco, Mexico, imported into the United States through Rilo Import & Export (“Rilo”) by Country Wine & Spirits LLC (“CWS”) and sold to retail customers in the United States via the CWS Platform.

●	Vault is the exclusive membership program for the CWS Platform, which is offered and managed by the Company. We receive the subscriptions fees generated by this program. Through the CWS Platform, users can sign up for this exclusive membership where they will have access to all products available through CWS combined with special membership benefits.

●	Soleil Vino will be a wine subscription service marketed on the CWS Platform that will offer a selection of vintage and limited production wines. Through the CWS Platform, users will be able to sign up for this exclusive membership where they will have access to curated selections of wine from around the world. With Soleil Vino, we intend to create a premium wine subscription service on the market with high qualities and diverse selections of wine offerings. Pursuant to an asset purchase agreement, dated May 31, 2021, between us and Dollinger Holdings LLC, we purchased all of the right, title and interest in all trademarks regardless of registration status for Soleil Vino and all associated trade dress and intellectual property rights, all labels, logos and other branding bearing the Soleil Vino marks or any mark substantially similar to the same, and all website and all related digital and social media content including but not limited to influencer networks, http://www.soleilvino.com, and all related content, and all related sales channels was transferred.

●	LQR House Marketing is a marketing service in which we utilize our marketing expertise to help our wholly owned brands and third-party clients market their products to consumers. For example, by engaging us for our marketing services, our clients gain the ability to advertise and sell their brand on the CWS Platform.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive pricing;

●	our ability to broaden product or service offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and maintain a network of influencers with a relevant audience;

●	our ability to attract and retain talented employees and contractors; and

●	market conditions and our market position.

Our Growth Strategies

The key elements of our strategy to expand our business include the following:

●	Collaborative Marketing. We intend to develop leading brands for up-and-coming companies and start-ups and align with celebrities and influencers with significant followings to enhance their online marketing presence.

●	Expand Our Brand. We intend to continue expanding and developing our existing SWOL brand by purchasing and selling larger amounts of SWOL products to accelerate brand recognition and increasing our marketing presence.

●	Opportunistic Acquisitions. We intend to pursue opportunistic acquisitions with existing alcohol brands and companies that have distribution licenses and physical storage locations and acquire technology that complements our business.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and March 31, 2023

The following table sets forth key components of our results of operations during the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended
	March 31,
	2024	2023	Var. $	Var. %
Revenue - services	$43,791	$150,563	$(106,772)	-71%
Revenue - product	437,303	-	437,303	100%
Total revenues	481,094	150,563	330,531	220%

Cost of revenue - services	37,208	102,997	(65,789)	-64%
Cost of revenue - product	523,383	-	523,383	100%
Total cost of revenue	560,591	102,997	457,594	444%
Gross profit (loss)	(79,497)	47,566	(127,063)	-267%

Operating expenses:
General and administrative	1,606,461	321,317	1,285,144	400%
Sales and marketing	786,415	48,323	738,092	1527%
Total operating expenses	2,392,876	369,640	2,023,236	547%

Loss from operations	(2,472,373)	(322,074)	(2,150,299)	668%

Other income:
Dividend income	44,981	-	44,981	100%
Total other income	44,981	-	44,981	100%

Provision for income taxes	-	-	-	0%
Net loss	$(2,427,392)	$(322,074)	$(2,105,318)	654%

Revenue

For the three months ended March 31, 2024 and 2023, service revenues were $43,791 and $150,563, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships. Service revenues decreased by $106,772 as more focus was emphasized on the CWS Platform.

For the three months ended March 31, 2024 product revenues were $437,303 compared to $0 in the similar 2023 period. The increase was due to $485,571 in revenues generated from the CWS Platform after the acquisition in November 2023.

Cost of Revenue

For the three months ended March 31, 2024 and 2023, service cost of revenues were $37,208 and $102,997, respectively. Cost of revenues services decreased by $65,789 in 2024, corresponding to the decreased revenues. In 2023, cost of revenues included amortization of the marketing license, which was impaired as of December 31, 2023.

Product cost of revenues related to the SWOL batch was $523,383 in the three months ended March 31, 2024. The increase was due to product and shipping costs associated with the CWS Platform acquisition in November 2023.

General and Administrative

For the three months ended March 31, 2024 and 2023, general and administrative expenses were $1,606,461 and $321,317, respectively. General and administrative expenses increased due to professional fees, personnel costs and other public company expenses as our operations scaled upon our initial public offering in August 2023. In 2024, the Company recorded $720,842 in non-cash stock-based compensation expense due to vesting of restricted stock units.

Sales and Marketing

For the three months ended March 31, 2024 and 2023, sales and marketing expenses were $786,415 and $48,323 respectively. The increase of $738,092 was primarily due to advertising and marketing and investor relation campaigns beginning in late 2023 and continuing in the first quarter of 2024.

Net Loss

Net loss for the three months ended March 31, 2024 and 2023 was $2,427,392 and $322,074 respectively.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $1,781,907 and $7,064,348 respectively. As of March 31, 2024, we also had $4,030,986 in mutual fund investments. To date, we have financed our operations primarily through issuances of common stock and sales of our products and services.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $2,427,392 and $322,074 for the three months ended March 31, 2024 and 2023, and has negative cash flows from operations of $1,374,040 for the three months ended March 31, 2024. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern until it reaches profitability is dependent upon its ability to generate cash from operating activities and to raise additional capital to fund operations. Management plans to raise additional capital to fund operations through debt and/or equity financings. The Company has raised funds from the initial public offering in August 2023 and an additional $16.6 million from its public offerings in October and November 2023. Our failure to raise additional capital could have a negative impact on not only our financial condition but also our ability to execute our business plan. No assurance can be given that the Company will be successful in these efforts. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not be able to obtain financing on acceptable terms, or at all.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the three months ended March 31, 2024 and 2023:

	Three Month Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(1,374,040)	$(233,433)
Net cash provided by (used in) investing activities	$(3,360,986)	$308,708
Net cash used in financing activities	$(547,415)	$(59,259)
Net change in cash and cash equivalents	$(5,282,441)	$16,016

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $1,374,040, primarily due to our net loss of $2,427,392 partially offset by non-cash charges of $720,842 and changes in our operating assets and liabilities of $332,510.

Net cash used in operating activities for the three months ended March 31, 2023 was $233,433, primarily due to our net loss of $322,074 partially offset by non-cash charges of $62,500 and changes in our operating assets and liabilities of $26,141.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the three months ended March 31, 2024 and 2023 were ($3,360,986) and $308,708, respectively. In 2024, the Company invested $4,030,986 in mutual fund investments, and received $670,000 back from an investment it was no longer pursuing. In 2023, the Company had repayments from CWS.

Net Cash Provided By Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 and 2023 was $547,415 and $59,259, respectively. In 2024, the Company repurchased shares of common stock. Cash used in 2023 pertained to deferred offering costs.

Contractual Obligations and Related Party Transactions

Funding Commitment Agreement

On November 1, 2023, the Company entered into a Funding Commitment Agreement with KBROS, LLC, the Product Handler pursuant to the Product Handling Agreement as defined in Note 4. Pursuant to this agreement, the Company commits to provide annual funding to the Product Handler from time to time in the minimum amount of $2,500,000 to enable the Product Handler to purchase inventory from Company-approved vendors (“Vendors”) and for other purposes set forth in the Product Handling Agreement. The Company may combine all of the Company’s advances to Product Handler or on Product Handler’s behalf, whether under this Agreement or any other agreement. The Company may, without notice to Product Handler, elect not to advance funding for any inventory sold by particular Vendors with respect to which the Company reasonably feels insecure. This agreement concerns funding commitment, and not the purchase of Products from Product Handler or Vendors.

Related Party Transactions

See Note 7 to the accompanying unaudited condensed consolidated financial statements for further disclosure.

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

There have been no material changes in our critical accounting policies from those disclosed in our 2023 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at a reasonable assurance level.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprise a material weakness in internal controls. This lack of segregation of duties leads management to conclude that the Company’s disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2023, the Company’s Board of Directors approved a share buyback program under which the Company can repurchase up to 20% of its common stock in open market and privately negotiated purchases, in compliance with Rule 10b-18 under the Exchange Act. The Company engaged and entered into an agreement with Dominari Securities LLC (“Dominari”) on August 28, 2023, to effect the share buyback program. The share buyback program commenced in September 2023. Dominari shall determine, in its sole discretion, the timing, amount, prices and manner of purchase of securities during such period. The share buyback program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.

In January 2024, the Board of Directors of the Company authorized an increase of the share buyback program to $5,000,000.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

January 1 – 31, 2024	190,628	$2.9	—	$3,559,148
February 1 - 29, 2024	—	—	—	3,559,148
March 1 – 31, 2024	—	—	—	3,559,148
Total	190,628	$2.9	—	$3,559,148

(1)	On August 25, 2023, the Company announced that the Board of Directors authorized an up to 20% share buyback program, which does not have an expiration date. In January 2024, the Board of Directors of the Company authorized an increase of the share buyback program to $5,000,000. From the inception of the share buyback program on September 8, 2023, through December 19, 2023, the Company has purchased a total of 865,070 shares of the Company’s common stock at an average price of $1.7 per share for a total purchase price of $1,440,852. In January 2024, the Company purchased a total of 190,628 shares of the Company’s common stock at an average price of $2.9 per share.

(2)	Average price paid per share excludes costs associated with the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description
2.1	Plan of Conversion of LQR House Inc., dated as of January 26, 2023 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.1	Articles of Incorporation of LQR House Inc. filed on February 3, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.2	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on March 29, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.3	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on June 5, 2023 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.4	Certificate of Correction to the Certificate of Amendment to Articles of Incorporation filed on April 11, 2023(incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.5	Certificate of Change Pursuant to NRS 78.209 of LQR House filed on November 28, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s current report on the form 8-K filed with the SEC on December 1, 2023)
3.6	Amendment to Articles of Incorporation of LQR House Inc. filed on February 13, 2024 (incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
3.7	Bylaws of LQR House Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.8	First Amendment to the By-laws of the Company dated November 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on November 16, 2023)
10.1	Form of Private Placement Subscription Agreement 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.2	Form of Private Placement Subscription Agreement 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.3	Packaging of Origin Co-Responsibility Agreement dated July 6, 2020, between Leticia Hermosillo Ravelero and Sean Dollinger (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.4	Shared Responsibility & Bonding Agreement dated March 19, 2021, between Leticia Hermosillo Ravelero and Dollinger Innovations Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).

10.5	Exclusive License Agreement dated May 18, 2020 by and between Dollinger Holdings and Dollinger Innovations (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.6	Product Distribution Agreement, dated July 1, 2020, between Dollinger Holdings and Country Wine & Spirits Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.7	Asset Purchase Agreement, dated May 31, 2021, between LQR House Inc. and Dollinger Holdings LLC (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.8	Asset Purchase Agreement, dated March 19, 2021, among LQR House Inc. and Dollinger Innovations Inc., Dollinger Holdings LLC and Sean Dollinger (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.9	Exclusive Marketing Agreement, dated April 1, 2021, by and among Country Wine & Spirits, Inc., Ssquared Spirits, LLC, and LQR House, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.10†	Employment Agreement between LQR House Inc. and Sean Dollinger, dated March 29, 2023 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.11†	Employment Agreement between LQR House Inc. and Kumar Abhishek, dated May 1, 2023 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.12†	Employment Agreement between LQR House Inc. and Jaclyn Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.13†	Employment Agreement between LQR House Inc. and Alexandra Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.14†	Form of Independent Director Agreement between LQR House Inc. and each director nominee (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.15†	Form of Non-Independent Director Agreement between LQR House Inc. and Non-Independent Director (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.16	Form of Director and Officer Indemnification Agreement between LQR House Inc. and each officer or director (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.17†	LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.18†	Amendment No. 1 to the LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.19†	Form of Incentive Stock Option Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.20†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).

10.21†	Form of Non-Qualified Stock Option Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.22†	Form of Non-Qualified Stock Option Agreement for Non-Employee Consultants (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.23†	Form of Restricted Stock Award Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.24†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.25†	Form of Restricted Stock Unit Award Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.26	Form of Advisor Agreement, dated June 1, 2023 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.27	Commercial Lease Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.28	Form of Advisor Agreement, dated June 30, 2023 (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.29	Ratification Assignment of the Bonding Agreement, dated July 7, 2023 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.30	Assignment Agreement of the Packaging of Origin and Co-Responsibility Agreement, dated June 30, 2023, between Dollinger Innovations Inc., Dollinger Holdings LLC, and LQR House Inc. (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.31	Bottled at Origin Joint Responsibility Agreement, dated July 11, 2023 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.32	Writ obtained in connection with registering the Bottled at Origin Joint Responsibility Agreement with the Mexican Institute of Industrial property, dated July 13, 2023 (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.33	Writ obtained in connection with registering the Shared Responsibility & Bonding Agreement with the Mexican Institute of Industrial property, dated July 12, 2023 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.34	Form of Independent Director Agreement between LQR House Inc. and Jay Dhaliwal (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed with the Commission on August 23, 2023).
10.35	10b-18 Repurchase Program (the “Program”) Letter of Engagement with Dominari Securities (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on September 21, 2023)
10.36	Form of Independent Contractor Agreement 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-274903) filed with the SEC as of October 6, 2023).
10.37	Services Agreement, dated October 15, 2023, by and between X-Media Inc. and LQR House Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on October 17, 2023)
10.38	Consulting Agreement between the Company and IR Agency LLC dated October 27, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 2, 2023)
10.39	Domain Name Transfer Agreement between LQR House Acquisition Corp. and SSquared Spirits LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)

10.40†	Amendment to the Employment Agreement by and between the Company and Sean Dollinger dated November 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.41	Product Handling Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.42	Funding Commitment Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
19.1	LQR House Inc. Insider Trading Policy, dated March 28, 2024 (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 (File No. 333-275363) filed with the SEC as of November 7, 2023).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1#	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2#	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
97.1	LQR House Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement.

#	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR House Inc.

May 15, 2024	By:	/s/ Sean Dollinger
Sean Dollinger, Chief Executive Officer

May 15, 2024	By:	/s/ Kumar Abhishek
Kumar Abhishek, Chief Financial Officer