Form 10-Q
period 2024-06-30
LQR House Inc.
filed 2024-08-14
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, the Company had 5,581,855 shares of common stock, $0.0001 par value, issued and 5,391,227 shares of common stock, $0.0001 par value, outstanding.

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

ii

ITEM 1 – FINANCIAL STATEMENTS

LQR HOUSE INC.

CONDENSED CONSOLDIATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$622,825	$7,064,348
Accounts receivable, related party	166,753	172,493
Advances to related party	177,340	177,340
Deposits in escrow	-	5,470,000
Prepaid expenses	1,568,097	2,189,955
Marketable securities, at fair value	4,015,742	-
Total current assets	6,550,757	15,074,136
Investments, at cost	5,617,500	-
Intangible assets, net	10,000	10,000
Right of use asset	2,836	8,402
Total assets	$12,181,093	$15,092,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,374	$265,229
Accounts payable, related party	-	58,589
Accrued expenses	331,337	138,585
Right of use liability, current portion	5,021	7,324
Total current liabilities	485,732	469,727
Right of use liability	-	2,534
Total liabilities	485,732	472,261

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 350,000,000 shares authorized, 5,581,855 and 5,391,227 shares issued and outstanding as of June 30, 2024 and 4,829,438 shares issued and outstanding as of December 31, 2023	557	482
Additional paid-in capital	36,431,529	34,172,420
Treasury stock, at cost (190,628 shares)	(547,415)	-
Accumulated deficit	(24,189,310)	(19,552,625)
Total stockholders’ equity	11,695,361	14,620,277
Total liabilities and stockholders’ equity	$12,181,093	$15,092,538

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue – services	$39,980	$143,235	$83,771	$293,798
Revenue - product	517,937	47,787	955,240	47,787
Total revenues	557,917	191,022	1,039,011	341,585

Cost of revenue - services	69,023	95,830	106,231	198,827
Cost of revenue - product	641,084	40,131	1,164,467	40,131
Total cost of revenue	710,107	135,961	1,270,698	238,958
Gross profit (loss)	(152,190)	55,061	(231,687)	102,627

Operating expenses:
General and administrative	1,357,395	3,559,688	2,963,856	3,881,005
Sales and marketing	764,807	51,864	1,551,222	100,187
Total operating expenses	2,122,202	3,611,552	4,515,078	3,981,192

Loss from operations	(2,274,392)	(3,556,491)	(4,746,765)	(3,878,565)

Other income:
Dividend income	65,099	-	110,080	-
Total other income	65,099	-	110,080	-

Provision for income taxes	-	-	-	-
Net loss	$(2,209,293)	$(3,556,491)	$(4,636,685)	$(3,878,565)

Weighted average common shares outstanding - basic and diluted	4,991,227	237,301	4,817,380	233,656
Net loss per common share - basic and diluted	$(0.44)	$(14.99)	$(0.96)	$(16.60)

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

unaudited condensed consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	230,011	23	-	$-	$5,844,519	$(3,804,901)	$2,039,641
Recapitalization	1	-	-	-	-	-	-
Net loss	-	-	-	-	-	(322,074)	(322,074)
Balances at March 31, 2023	230,012	23	-	-	5,844,519	(4,126,975)	1,717,567
Issuance of common stock pursuant to private placement	23,875	2	-	-	954,998	-	955,000
Issuance of common stock for services	75,000	8	-	-	2,999,992	-	3,000,000
Repurchase of shares	(75,000)	(8)	-	-	(17,992)	-	(18,000)
Net loss						(3,556,491)	(3,556,491)
Balances at June 30, 2023	253,887	$25	-	$-	$9,781,517	$(7,683,466)	$2,098,076

Balances at December 31, 2023	4,829,438	$482	-	$-	$34,172,420	$(19,552,625)	$14,620,277
Vesting of restricted stock units	-	-	-	-	720,842	-	720,842
Repurchase of common stock	-	-	(190,628)	(547,415)	-	-	(547,415)
Net loss	-	-	-	-	-	(2,427,392)	(2,427,392)
Balances at March 31, 2024	4,829,438	482	(190,628)	(547,415)	34,893,262	(21,980,017)	12,366,312
Corrective issuance from stock dividend	2,417	-	-	-	-	-	-
Vesting of restricted stock units	-	-	-	-	720,842	-	720,842
Common stock issued per investment in equity security	750,000	75	-	-	817,425	-	817,500
Net loss	-	-	-	-	-	(2,209,293)	(2,209,293)
Balances at June 30, 2024	5,581,855	$557	(190,628)	$(547,415)	$36,431,529	$(24,189,310)	$11,695,361

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,636,685)	$(3,878,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	125,000
Vesting of restricted stock units	1,441,684	-
Issuance of common stock for services	-	3,000,000
Changes in operating assets and liabilities:
Accounts receivable, related party	5,740	159,994
Prepaid expenses	621,858	-
Accounts payable	(115,855)	(171,982)
Accounts payable, related party	(58,589)	(45,739)
Accrued expenses	192,752	(81,900)
Right of use liability, net	729	728
Net cash used in operating activities	(2,548,366)	(892,464)
Cash flows from investing activities:
Net purchases of marketable securities	(4,015,742)	-
Net repayments from related party	-	187,426
Return of deposits in escrow	670,000	-
Net cash provided by (used in) investing activities	(3,345,742)	187,426
Cash flows from financing activities:
Repurchase of common stock	(547,415)	(18,000)
Deferred offering costs	-	(89,470)
Issuance of common stock and pursuant to private placement	-	855,000
Subscription liability	-	50,000
Net cash provided by (used in) financing activities	(547,415)	797,530
Net change in cash and cash equivalents	(6,441,523)	92,492
Cash and cash equivalents at beginning of period	7,064,348	7,565
Cash and cash equivalents at end of period	$622,825	$100,057

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued per investment in equity security	$817,500	$-
Deposit in escrow used for investment in equity security	$4,800,000	$-
Subscription receivable	$-	$100,000

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

The Company’s Chief Executive Officer, Sean Dollinger, owns 50% of the equity of the Seller, and the other 50% is owned by a minority shareholder of the Company. A Special Committee of the Company’s Board of Directors consisting of all independent directors approved the terms of the Agreement on November 1, 2023. See Note 7.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $4,636,685 and $3,878,565 for the six months ended June 30, 2024 and 2023, and has negative cash flows from operations of $2,548,366 for the six months ended June 30, 2024. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to the cost method investments and stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company maintains balances in excess of the federally insured limits.

Concentrations

The Company’s ability to derive revenue is reliant on its relationship with KBROS, LLC (“KBROS”) who currently handles product for the CWS Platform and fulfills the products sold by clientele using our marketing services. The discontinuance of such relationship or termination of the CWS Platform agreements would have a material negative impact on the Company’s operations.

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

Investments at Cost

In accordance with FASB ASC Subtopic 321-10-35-2, Investments – Others – Cost Method Investments, investments where the Company does not have a significant influence are accounted for at cost. The Company reviews all material investments on an annual basis to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of the investment. In the event the fair value of the investment declines below the cost basis, the Company records an impairment.

As of June 30, 2024, the Company determined that its investments were accounted using the cost method, and there were no other-than-temporary declines in fair value below their respective carrying values. See Note 6.

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

The carrying values of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturity of these instruments. The Company believes the carrying amount of its advances to related parties approximate fair value due to its short-term maturity.

The Company’s investments are accounted for under the cost method. See above and Note 6.

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

CWS Platform

Cwsspirits.com is an e-commerce platform that sells wine and spirits. The Company is responsible for contracting with CWS and customers to fulfill orders made through the website. The Company, though not legally able to own alcohol inventory, does take on financial inventory risk. The Company is solely responsible for any risk of loss of the end customer and paying to replenish the loss order. Additionally, the Company enters into minimum guaranteed purchase commitments with its vendor that require the Company to pay for shortfalls in minimum purchases. The Company establishes the price and selection of products to be sold on the CWS Platform, and directs all marketing activities pertaining to the Platform. As such, the Company is the primary obligor for transactions with customers on the CWS Platform and records gross revenue. Revenue is recognized at the point in time when products are shipped to the end customer, when LQR has fulfilled its performance obligation, net of returns.

Product Sales

The Company wholly owns SWOL Tequila, a tequila made in limited batches from a third-party producer located in Mexico. The Company facilitates all efforts to get the product delivered to CWS for retail distribution in the United States, including advancing costs for production, shipping and other importing and delivery charges. The Company is entitled to payment of cost plus an additional 20% on each bottle of SWOL Tequila sold to CWS. Revenue is recognized at the point in which the products are delivered to CWS, when LQR has fulfilled its performance obligation. Due to certain restrictions on the delivery and custodianship of alcoholic beverage, CWS is required to take ownership of the product at time of delivery, and there is no recourse or right of return. The Company records gross revenue as it’s the primary obligor in the transaction.

Vault

Vault is the exclusive membership program for CWS Platform customers. Through the CWS Platform, users can sign up for membership where they will have access to all products available through the CWS Platform combined with special membership benefits including discounted products, free shipping and promotional offers. Prior to the acquisition of the CWS Platform, the Company marketed this membership program on the CWS Platform and was entitled to 50% of the revenue from the subscriptions as the agent of the transaction. Upon the acquisition of the CWS Platform, the Company records gross revenue as it is the principal in the transaction. The Company records a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Disaggregation of Revenues	2024	2023	2024	2023

CWS Platform	$512,748	$-	$948,431	$-
SWOL product sales	5,189	47,787	6,809	47,787
Revenue - product	517,937	47,787	955,240	47,787

Marketing	24,624	135,118	54,975	276,887
Vault	15,356	8,117	28,796	16,911
Revenue - services	39,980	143,235	83,771	293,798

Total revenues	$557,917	$191,022	$1,039,011	$341,585

Cost of Revenue

Cost of revenue consists of all direct costs attributable to performing marketing services and the Company’s product sales. Cost of revenue includes product costs, packaging, shipping and other importing and delivery charges, as well as affiliate payouts and contracted marketing services. Cost of revenue also includes customer service personnel and amortization of the Company’s marketing license asset in 2023.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of June 30, 2024 include the Company’s outstanding restricted stock units (See Note 7).

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

Management assessed the fair value of the Domain Name and CWS Platform in determining to allocate the $10,000 to the domain name. In making such determination, management considered the related party nature of the transaction, the current environment for direct-to-consumer alcoholic beverage companies and the related competition in which they operate, and the fact that the initial and continued operation of the CWS platform is completely dependent on the relationship between the Company, our CEO and a minority shareholder, who co-owned SSquared and operates KBROS, LLC (“KBROS”, or “Product Handler”), the Company’s contracted product handler. Without such relationship, which can be terminated in certain circumstances, the underlying CWS Platform would be unable to operate as intended until a suitable alterative product handler would be identified. Therefore, no fair value in excess of the consideration provided was considered.

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

Six Months Ended
June 30,
2023
Revenues	$1,742,934
Net loss	(4,011,711)
Net loss per common share	$(0.43)

5. OTHER ASSETS

Deposits in Escrow

As of December 31, 2023, the Company had $5,470,000 in deposits held in escrow for potential investments. In the first quarter of 2024, the Company received $670,000 back from an investment it was no longer pursuing. The remaining $4,800,000 was transferred to an investment in the common stock of a third-party entity, DRNK Beverage Corp. See below.

6. INVESTMENTS, AT COST

The Company’s investments at cost includes a minority stake in the common shares of Cannon Estate Winery Ltd and DRNK Beverage Corp. These investments are primarily held for strategic purposes.

Cannon Estate Winery Ltd.

On May 19, 2024, the Company and a majority shareholder and a director (the “Seller”) of Cannon Estate Winery Ltd., a British Columbia corporation (“Cannon”) consummated an acquisition of approximately 9.99% of common shares of Cannon by the Company pursuant to a Share Exchange Agreement (“Cannon Agreement”) between the Company and the Seller. Pursuant to the Cannon Agreement, the Seller transferred and delivered to the Company 113,085 of the common shares of Cannon (the “Cannon Shares”), and in exchange the Company issued and delivered to the Seller 750,000 shares of the Company’s common stock.

The Company recorded an investment of $817,500, which is the fair value of the 750,000 shares issued to Cannon at a fair value per share of $1.09 on May 19. The Company accounted for the investment in Cannon under the cost method as it owns 9.99% of Cannon’s common shares and does not exert significant influence.

DRNK Beverage Corp.

On June 7, 2024, the Company consummated an acquisition of approximately 8.58% of common shares of DRNK Beverage Corp. (“DRNK”) pursuant to a Subscription Agreement (“DRNK Agreement”). Pursuant to the Agreement, the Company subscribed for and purchased from DRNK 1,920,000 common shares of DRNK at a price of USD$2.50 per share for an aggregate amount of $4,800,000. Upon the closing of the DRNK Agreement, the Company converted $4,800,000 which was held as a deposit in escrow to investments in equity securities on the consolidated balance sheet.

The Company accounted for the investment in DRNK under the cost method as it owns 8.58% of DRNK’s common shares and does not exert significant influence.

7. STOCKHOLDERS’ EQUITY

On February 13, 2024, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada increasing its authorized shares to 350,000,000 shares of common stock.

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

Other

In May 2024, the Company issued 750,000 shares of common stock pursuant to the Cannon Agreement for a fair value of $817,500. See Note 6.

Restricted Stock Units

In August 2023 the Company granted 31,250 restricted stock units (the Director RSU’s) which were to vest in eight equal quarterly installments commencing on October 1, 2023. On August 21, 2023, Jay Dhaliwal was added to the Board and was granted 500 Director RSUs which were to vest in eight equal quarterly installments commencing on October 1, 2023. On August 30, 2023, the Board authorized deferring the vesting of the Director RSUs until such date that the 2021 Plan is amended. The RSUs had a grant-date fair value of $6,266,533. During the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $720,842 and $1,441,684 which is included in general and administrative expenses in the consolidated statement of operations. As of June 30, 2024 and December 31, 2023, there were 29,250 Director RSUs outstanding after cancellations.

8. RELATED PARTY TRANSACTIONS

KBROS and Ssquared Spirits LLC

The Company’s founder and Chief Executive Officer, who is a stockholder and member of the board of directors has an economic interest in Ssquared Spirits LLC, the seller of the CWS Platform acquisition. The spouse of the Company’s former Chief Executive Officer and director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared Spirits LLC, and a minority shareholder with the Company. In 2022, the former Chief Executive Officer resigned from the Company. See Note 4 for the CWS Platform acquisition from Squared. KBROS acts as the Company’s Product Handler, whereby they are entitled to compensation of $40,000 per month plus reimbursement for shipping and handling fees incurred by them for orders fulfilled through the CWS Platform, and bonus for reaching certain revenue milestones. Pursuant to the Product Handling Agreement, the Company incurred $120,000 and $240,000, respectively, to KBROS for the three and six months ended June 30, 2024, which is included in cost of revenue in the consolidated statements of operations.  During the three and six months ended June 30, 2024, the Company paid $100,000  in incentive compensation, which is included in sales and marketing expenses in the consolidated statements of operations.

During the year ended December 2023, the Company paid certain costs pertaining to alcoholic products on behalf of CWS in order finance the purchase of brand product for which the Company was promoting through marketing services. As of both June 30, 2024 and December 31, 2023, $7,340 remained unpaid and outstanding from CWS. The advances are non-interest bearing, unsecured and due on demand.

See Note 9 for funding commitment with KBROS.

Country Wine & Spirits, Inc. (“CWS”)

CWS has 6 brick and mortar locations for the sale of beer, wine, spirits and create value in retail locations throughout Southern California and specializes in logistics of shipping and helping brands reach customers. To date CWS has distributed all of the alcohol ordered by customers through the CWS Platform, via our Product Handler agreement with KBROS. The President of CWS is also the 100% owner of KBROS, the Product Handler.

As of June 30, 2024 and December 31, 2023, the Company had $166,753 and $172,493, respectively, in accounts receivable, related party with CWS pertaining to product revenues.

During the year ended December 2023, the Company paid certain costs pertaining to alcoholic products on behalf of CWS in order finance the purchase of brand product for which the Company was promoting through marketing services. As of both June 30, 2024 and December 31, 2023, $7,340 remained unpaid and outstanding from CWS. The advances are non-interest bearing, unsecured and due on demand.

Veg House Illinois

During the year ended December 31, 2023, the Company paid $170,000 to a contractor for assistance in completion of the food hall bar owned by a related party under common management with the Company’s CEO, Veg House Illinois, Inc., which stand outstanding as on June 30,2024.

Accounts Payable, Related Party

As of June 30, 2024 and December 31, 2023, the Company had accounts payable of $0 and $58,589, respectively, with related parties, including KBROS, the Company’s founder and Chief Executive Officer, and officers and directors.

Performance Bonus

During the six months ended June 30, 2024, the Company paid its Chief Executive Officer a performance bonus of $100,000 for achieving certain revenue levels through the CWS Platform.

9. COMMITMENTS AND CONTINGENCIES

Lease

In February 2023, the Company entered into a lease agreement for office space in Miami, Florida. The agreement matures in February 2025 and requires monthly payments of $850. The Company adopted ASC 842 on January 1, 2022 and recognized a right of use asset and liability of $19,007 using a discount rate of 8.0%.

As of June 30, 2024, the outstanding right of use liability was $5,021.

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

10. SUBSEQUENT EVENTS

On August 12, 2024, the Company received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) therein stating that for the 30 consecutive business days period between June 28, 2024 through August 9, 2024, the common stock of the Company had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until February 10, 2025 (the “Compliance Period”), to regain compliance with the Bid Price Rule.

If the Company does not regain compliance with the Bid Price Rule by February 10, 2025, the Company may be eligible for an additional 180-day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If the Company cannot regain compliance during the Compliance Period or any subsequently granted compliance period, the common stock of the Company will be subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearings panel.

The notice from Nasdaq has no immediate effect on the listing of the Company’s common stock and its common stock will continue to be listed on The Nasdaq Capital Market under the symbol “LQR”. The Company is currently evaluating its options for regaining compliance. There can be no assurance that the Company will regain compliance with the Bid Price Rule or maintain compliance with any of the other Nasdaq continued listing requirements.

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

Business Overview

Our company, LQR House Inc., a Nevada corporation (“LQR”, “LQR House”, or the “Company”), intends to become a prominent force in the wine and spirits e-commerce, sector epitomized by its flagship alcohol marketplace, CWSpirits.com (“CWS Platform”). This platform delivers a diverse range of spirits, wines, and champagnes from esteemed retail partners like Country Wine & Spirits. Beyond its role in the e-commerce sector, LQR is a marketing agency with a specialized focus on the alcohol industry. We also intend to integrate the supply, sales, and marketing facets of the alcoholic beverage space into one easy to use platform and become the one-stop-shop for everything related to alcohol. To date, our primary business includes the development of premium limited batch spirit brands and marketing internal and external brands through our ownership of the CWS Platform, a U.S.-based e-commerce portal. Additionally, we are in the process of establishing an exclusive wine club. We believe that the marketing and brand management services we provide to our wholly owned and third-party clients will increase brand recognition thereof, and drive sales thereof through our e-commerce platform.

In May 2024, we acquired a minority stake of common shares of Cannon Estate Winery Ltd., a British Columbia corporation, an owner of Cannon Estate Winery.

In June 2024, we acquired a minority stake of common shares of DRNK Beverage Corp., a British Columbia corporation, operating in the non-alcoholic and ready-to-drink beverage markets.

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

The following products and services constitute the core elements of our business model and allow us to serve various types of customers in the alcohol industry, including individual consumers, wholesalers, and third-party alcohol brands:

●	SWOL Tequila is a limited-edition blend of tequila made in exclusive batches of up to 10,000 bottles which was originally owned by Dollinger Innovations and transferred over to us pursuant to the Tequila Asset Purchase Agreement. Pursuant to the Tequila Asset Purchase Agreement, we purchased all of the right, title and interest in the trademarks SWOL and all associated trade dress and intellectual property rights and all labels, logos and other branding bearing the SWOL marks or any mark substantially similar to the same. Tequila bearing the “SWOL” trademark is produced by Casa Cava de Oro S.A., an authentic tequila distillery in Jalisco, Mexico, imported into the United States through Rilo Import & Export (“Rilo”) by Country Wine & Spirits LLC (“CWS”) and sold to retail customers in the United States via the CWS Platform and in CWS’s physical locations.

●	Vault is the exclusive membership program for the CWS Platform, which is offered and managed by the Company. We receive the subscriptions fees generated by this program. Through the CWS Platform, users can sign up for this exclusive membership where they will have access to all products available through CWS combined with special membership benefits.

●	Soleil Vino will be a wine subscription service marketed on the CWS Platform that will offer a selection of vintage and limited production wines. Through the CWS Platform, users will be able to sign up for this exclusive membership where they will have access to curated selections of wine from around the world. With Soleil Vino, we intend to create a premium wine subscription service on the market with high qualities and diverse selections of wine offerings. Pursuant to an asset purchase agreement, dated May 31, 2021, between us and Dollinger Holdings LLC, we purchased all of the right, title and interest in all trademarks regardless of registration status for Soleil Vino and all associated trade dress and intellectual property rights, all labels, logos and other branding bearing the Soleil Vino marks or any mark substantially similar to the same, and all website and all related digital and social media content including but not limited to influencer networks, http://www.soleilvino.com, and all related content, and all related sales channels was transferred.

●	LQR House Marketing is a marketing service in which we utilize our marketing expertise to help our wholly owned brands and third-party clients market their products to consumers. For example, by engaging us for our marketing services, our clients gain the ability to advertise and sell their brand on the CWS Platform.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive pricing;

●	our ability to broaden product or service offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and maintain a network of influencers with a relevant audience;

●	our ability to attract and retain talented employees and contractors; and

●	market conditions and our market position.

Our Growth Strategies

The key elements of our strategy to expand our business include the following:

●	Collaborative Marketing. We intend to develop leading brands for up-and-coming companies and start-ups and align with celebrities and influencers with significant followings to enhance their online marketing presence.

●	Expand Our Brand. We intend to continue expanding and developing our existing SWOL brand by purchasing and selling larger amounts of SWOL products to accelerate brand recognition and increasing our marketing presence.

●	Opportunistic Acquisitions. We intend to pursue opportunistic acquisitions with existing alcohol brands and companies that have distribution licenses and physical storage locations and acquire technology that complements our business.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and June 30, 2023

The following table sets forth key components of our results of operations during the three months ended June 30, 2024 and June 30, 2023.

	Three Months Ended
	June 30,
	2024	2023	Var. $	Var. %

Revenue - services	$39,980	$143,235	$(103,255)	(72)%
Revenue - product	517,937	47,787	470,150	984%
Total revenues	557,917	191,022	366,895	192%

Cost of revenue - services	69,023	95,830	(26,807)	(28)%
Cost of revenue - product	641,084	40,131	600,953	1497%
Total cost of revenue	710,107	135,961	574,146	422%
Gross profit (loss)	(152,190)	55,061	(207,251)	(376)%

Operating expenses:
General and administrative	1,357,395	3,559,688	(2,202,293)	(62)%
Sales and marketing	764,807	51,864	712,943	1375%
Total operating expenses	2,122,202	3,611,552	(1,489,350)	(41)%

Loss from operations	(2,274,392)	(3,556,491)	1,282,099	(36)%

Other income:
Dividend income	65,099	-	65,099	100%
Total other income	65,099	-	65,099	100%

Provision for income taxes
Net loss	$(2,209,293)	$(3,556,491)	$1,347,198	(38)%

Revenue

For the three months ended June 30, 2024 and 2023, service revenues were $39,980 and $143,235, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships. Service revenues decreased by $103,255 as more focus was emphasized on the CWS Platform.

For the three months ended June 30, 2024, product revenues were $517,937 compared to $47,787 in the similar 2023 period. The increase was due to $512,748 in revenues generated from the CWS Platform after the acquisition in November 2023.

Cost of Revenue and Gross Profit (Loss)

For the three months ended June 30, 2024 and 2023, service cost of revenues were $69,023 and $95,830, respectively. Cost of service revenues decreased by $26,807 in 2024 due to decrease in service revenue in the second quarter. In 2023, cost of revenues included amortization of the marketing license, which was impaired as of December 31, 2023.

Product cost of revenues was $641,084 and $40,131 during the three months ended June 30, 2024 and 2023. The increase was due to product and shipping costs associated with the CWS Platform acquisition in November 2023.

Gross profit (loss) was ($152,190) and $55,061 for the three months ended June 30, 2024 and 2023. The Company has incurred gross losses in 2024 as it transitions its strategies from marketing to the CWS Platform. Management is exploring various strategies, including customer acquisition and new partnerships, to increase volume in order to achieve better gross margins in 2024.

General and Administrative

For the three months ended June 30, 2024 and 2023, general and administrative expenses were $1,357,395 and $3,559,688, respectively. General and administrative expenses decreased by $2,202,293. In 2023, the Company recorded $3,000,000 in non-cash stock-based compensation expense due to the issuance of common shares for services. During the three months ended June 30, 2024 the Company recorded $720,842 in non-cash stock based compensation expense due to vesting of restricted stock units.

Sales and Marketing

For the three months ended June 30, 2024 and 2023, sales and marketing expenses were $764,807 and $51,864 respectively. The increase of $712,943 was primarily due to advertising and marketing and investor relation campaigns beginning in late 2023 and continuing in the second quarter of 2024. During the three months ended June 30, 2024 bonus expenses were recorded $200,000 under sales and marketing.

Net Loss

Net loss for the three months ended June 30, 2024 and 2023 was $2,209,293 and $3,556,491, respectively.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the six months ended June 30, 2024 and June 30, 2023.

	Six Months Ended
	June 30,
	2024	2023	Var. $	Var. %

Revenue - services	$83,771	$293,798	$(210,027)	(71)%
Revenue - product	955,240	47,787	907,453	1899%
Total revenues	1,039,011	341,585	697,426	204%

Cost of revenue - services	106,231	198,827	(92,596)	(47)%
Cost of revenue - product	1,164,467	40,131	1,124,336	2802%
Total cost of revenue	1,270,698	238,958	1,031,740	432%
Gross profit (loss)	(231,687)	102,627	(334,314)	(326)%

Operating expenses:
General and administrative	2,963,856	3,881,005	(917,149)	(24)%
Sales and marketing	1,551,222	100,187	1,451,035	1448%
Total operating expenses	4,515,078	3,981,192	533,886	13%

Loss from operations	(4,746,765)	(3,878,565)	(868,200)	22%

Other income:
Dividend income	110,080	-	110,080	100%
Total other income	110,080	-	110,080	100%

Provision for income taxes	-	-
Net loss	$(4,636,685)	$(3,878,565)	$(758,120)	20%

Revenue

For the six months ended June 30, 2024 and 2023, service revenues were $83,771 and $293,798 respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships. Service revenues decreased by $210,027 as more focus was emphasized on the CWS Platform.

For the six months ended June 30, 2024 product revenues were $955,240 compared to $47,787 in the similar 2023 period. The increase was due to $948,431 in revenues generated from the CWS Platform after the acquisition in November 2023.

Cost of Revenue and Gross Profit (Loss)

For the six months ended June 30, 2024 and 2023, service cost of revenues were $106,231 and $198,827 respectively. Cost of revenues services decreased by $92,596 in 2024, corresponding to the decreased revenues. In 2023, cost of revenues included amortization of the marketing license, which was impaired as of December 31, 2023.

Product cost of revenues related was $1,164,467 and $40,131 during the six months ended June 30, 2024 and 2023 The increase was due to product and shipping costs associated with the CWS Platform acquisition in November 2023.

Gross profit (loss) was ($231,687) and $102,627 for the six months ended June 30, 2024 and 2023. The Company has incurred gross losses in 2024 as it transitions its strategies from marketing contracts to product revenues via the CWS Platform. Management is exploring various strategies to increase customer acquisition, including an emphasis in organic search optimization to achieve higher revenue volumes. The Company is continuing to explore new partnerships for added revenue sources and is working towards reducing its product cost of revenues.

General and Administrative

For the six months ended June 30, 2024 and 2023, general and administrative expenses were $2,963,856 and $3,881,005 respectively. General and administrative expenses decreased by $917,149. In 2023, the Company recorded $3,000,000 in non-cash stock-based compensation expense due to the issuance of common shares for services. During six months ended June 30, 2024 the Company recorded $1,441,684 in non-cash stock-based compensation expense due to vesting of restricted stock units.

Sales and Marketing

For the six months ended June 30, 2024 and 2023, sales and marketing expenses were $1,551,222 and $100,187 respectively. The increase of $1,451,035 was primarily due to advertising and marketing and investor relation campaigns beginning in late 2023 and continuing throughout 2024.

Net Loss

Net loss for the six months ended June 30, 2024 and 2023 was $4,636,685 and $3,878,565, respectively.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $622,825 and $7,064,348 respectively. As of June 30, 2024, we also had $4,015,742 in marketable securities. To date, we have financed our operations primarily through issuances of common stock and sales of our products and services.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $4,636,685 and $3,878,565 for the six months ended June 30, 2024 and 2023, and has negative cash flows from operations of $2,548,366 and 892,464 for the six months ended June 30, 2024 and 2023. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern until it reaches profitability is dependent upon its ability to generate cash from operating activities and to raise additional capital to fund operations. Management is exploring various strategies, including customer acquisition and new partnerships, to increase volume in order to achieve better gross margins and profitability. The Company continues to seek investment and acquisition opportunities which will help achieve its strategies.

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

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the six months ended June 30, 2024 and 2023:

	Six Month Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(2,548,366)	$(892,464)
Net cash provided by (used in) investing activities	$(3,345,742)	$187,426
Net cash provided by (used in) financing activities	$(547,415)	$797,530
Net change in cash and cash equivalents	$(6,441,523)	$92,492

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $2,548,366, primarily due to our net loss of $4,636,685 partially offset by non-cash charges of $1,441,684 and changes in our operating assets and liabilities of $646,635.

Net cash used in operating activities for the six months ended June 30, 2023 was $892,464, primarily due to our net loss of $3,878,565 partially offset by non-cash charges of $3,125,000 and changes in our operating assets and liabilities of $138,899.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the six months ended June 30, 2024 and 2023 were ($3,345,742) and $187,426, respectively. In 2024, the Company invested $4,015,742 in mutual fund investments, and received $670,000 back from an investment it was no longer pursuing. In 2023, the Company had repayments from CWS.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2024 and 2023 was ($547,415) and $797,530 respectively. In 2024, the Company repurchased shares of common stock. In 2023, the Company received $905,000 in proceeds from share issuances.

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

Related Party Transactions

See Note 8 to the accompanying unaudited condensed consolidated financial statements for further disclosure.

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

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2024, the Board of Directors of the Company authorized an increase of the share buyback program to $5,000,000.

Period	Total number of shares	Average price paid per	Total number of shares purchased as part of the publicly announced	Maximum approximate dollar value of shares that may yet be purchased under the
(In millions, except share and per share data)	purchased	share (2)	plan (1)	plan (1)

January 1 - 31, 2024	190,628	$2.9	-	$3,559,148
February 1 - 29, 2024	-	-	-	3,559,148
March 1 - 31, 2024	-	-	-	3,559,148
April 1 - 30, 2024	-	-	-	3,559,148
May 1 - 31, 2024	-	-	-	3,559,148
June 1 - 30, 2024	-	-	-	3,559,148
	190,628	$2.9	-	3,559,148

(1)	On August 25,2023, the Company announced that the Board of Directors authorized an up to 20% share buyback program, which does not have an expiration date. In January 2024, the Board of Directors of the Company authorized an increase of the share buyback program to $5,000,000. From the inception of the share buyback program on September 8, 2023, through December 19, 2023, the Company has purchased a total of 865,070 shares of the Company’s common stock at an average price of $1.7 per share for a total purchase price of $1,440,852. In January 2024, the Company purchased a total of 190,628 shares of the Company’s common stock at an average price of $2.9 per share.

(2)	Average price paid per share excludes costs associated with the repurchases.

On May 19, 2024, the Company issued 750,000 shares of the Company’s Common Stock to a majority shareholder and a director (the “Seller”) of Cannon Estate Winery Ltd., a British Columbia corporation (“Cannon”) in exchange for issuance of approximately 9.99% of Common Shares of Cannon to the Company pursuant to that certain Share Exchange Agreement, dated May 19, 2024, by and between the Company and the Seller.

Unless otherwise stated above, the issuances of these securities were made in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D and/or Regulation S thereunder for the offer and sale of securities not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description
2.1	Plan of Conversion of LQR House Inc., dated as of January 26, 2023 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.1	Articles of Incorporation of LQR House Inc. filed on February 3, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.2	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on March 29, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.3	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on June 5, 2023 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.4	Certificate of Correction to the Certificate of Amendment to Articles of Incorporation filed on April 11, 2023(incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.5	Certificate of Change Pursuant to NRS 78.209 of LQR House filed on November 28, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s current report on the form 8-K filed with the SEC on December 1, 2023)
3.6	Amendment to Articles of Incorporation of LQR House Inc. filed on February 13, 2024 (incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
3.7	Bylaws of LQR House Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.8	First Amendment to the By-laws of the Company dated November 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on November 16, 2023)

10.1	Form of Private Placement Subscription Agreement 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.2	Form of Private Placement Subscription Agreement 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.3	Packaging of Origin Co-Responsibility Agreement dated July 6, 2020, between Leticia Hermosillo Ravelero and Sean Dollinger (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.4	Shared Responsibility & Bonding Agreement dated March 19, 2021, between Leticia Hermosillo Ravelero and Dollinger Innovations Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.5	Exclusive License Agreement dated May 18, 2020 by and between Dollinger Holdings and Dollinger Innovations (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.6	Product Distribution Agreement, dated July 1, 2020, between Dollinger Holdings and Country Wine & Spirits Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.7	Asset Purchase Agreement, dated May 31, 2021, between LQR House Inc. and Dollinger Holdings LLC (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.8	Asset Purchase Agreement, dated March 19, 2021, among LQR House Inc. and Dollinger Innovations Inc., Dollinger Holdings LLC and Sean Dollinger (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.9	Exclusive Marketing Agreement, dated April 1, 2021, by and among Country Wine & Spirits, Inc., Ssquared Spirits, LLC, and LQR House, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.10†	Employment Agreement between LQR House Inc. and Sean Dollinger, dated March 29, 2023 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.11†	Employment Agreement between LQR House Inc. and Kumar Abhishek, dated May 1, 2023 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.12†	Employment Agreement between LQR House Inc. and Jaclyn Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.13†	Employment Agreement between LQR House Inc. and Alexandra Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.14†	Form of Independent Director Agreement between LQR House Inc. and each director nominee (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.15†	Form of Non-Independent Director Agreement between LQR House Inc. and Non-Independent Director (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.16	Form of Director and Officer Indemnification Agreement between LQR House Inc. and each officer or director (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.17†	LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.18†	Amendment No. 1 to the LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.19†	Form of Incentive Stock Option Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.20†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).

10.21†	Form of Non-Qualified Stock Option Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.22†	Form of Non-Qualified Stock Option Agreement for Non-Employee Consultants (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.23†	Form of Restricted Stock Award Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.24†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.25†	Form of Restricted Stock Unit Award Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.26	Form of Advisor Agreement, dated June 1, 2023 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.27	Commercial Lease Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.28	Form of Advisor Agreement, dated June 30, 2023 (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.29	Ratification Assignment of the Bonding Agreement, dated July 7, 2023 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.30	Assignment Agreement of the Packaging of Origin and Co-Responsibility Agreement, dated June 30, 2023, between Dollinger Innovations Inc., Dollinger Holdings LLC, and LQR House Inc. (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.31	Bottled at Origin Joint Responsibility Agreement, dated July 11, 2023 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.32	Writ obtained in connection with registering the Bottled at Origin Joint Responsibility Agreement with the Mexican Institute of Industrial property, dated July 13, 2023 (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.33	Writ obtained in connection with registering the Shared Responsibility & Bonding Agreement with the Mexican Institute of Industrial property, dated July 12, 2023 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.34	Form of Independent Director Agreement between LQR House Inc. and Jay Dhaliwal (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed with the Commission on August 23, 2023).
10.35	10b-18 Repurchase Program (the “Program”) Letter of Engagement with Dominari Securities (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on September 21, 2023)
10.36	Form of Independent Contractor Agreement 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-274903) filed with the SEC as of October 6, 2023).
10.37	Services Agreement, dated October 15, 2023, by and between X-Media Inc. and LQR House Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on October 17, 2023)
10.38	Consulting Agreement between the Company and IR Agency LLC dated October 27, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 2, 2023)
10.39	Domain Name Transfer Agreement between LQR House Acquisition Corp. and SSquared Spirits LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)

10.40†	Amendment to the Employment Agreement by and between the Company and Sean Dollinger dated November 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.41	Product Handling Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.42	Funding Commitment Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.43	Form of the Share Exchange Agreement between the Company and the Seller dated May 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2024)
10.44	Form of the Subscription Agreement between the Company and DRNK dated June 7, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
19.1	LQR House Inc. Insider Trading Policy, dated March 28, 2024 (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
21.1	List of subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1#	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2#	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
97.1	LQR House Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement.

#	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR House Inc.

August 13, 2024	By:	/s/ Sean Dollinger
Sean Dollinger, Chief Executive Officer

August 13, 2024	By:	/s/ Kumar Abhishek
Kumar Abhishek, Chief Financial Officer