Form 10-Q
period 2024-09-30
LQR House Inc.
filed 2024-11-14
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the Company had 7,219,954 shares of common stock, $0.0001 par value, issued and 7,029,326 shares of common stock, $0.0001 par value, outstanding.

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

ii

ITEM 1 – FINANCIAL STATEMENTS

LQR HOUSE INC.

CONDENSED CONSOLDIATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$247,913	$7,064,348
Marketable securities, at fair value	3,439,468	-
Accounts receivable	2,842	-
Accounts receivable, related party	182,156	172,493
Advances to related party	177,340	177,340
Subscription receivable	70,194	-
Deposits in escrow	-	5,470,000
Prepaid expenses	63,550	2,189,955
Total current assets	4,183,463	15,074,136
Investments, at cost	5,617,500	-
Intangible assets, net	10,000	10,000
Right of use asset	2,534	8,402
Total assets	$9,813,497	$15,092,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183,417	$265,229
Accounts payable, related party	-	58,589
Accrued expenses	520,029	138,585
Right of use liability, current portion	2,534	7,324
Total current liabilities	705,980	469,727
Right of use liability	-	2,534
Total liabilities	705,980	472,261

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.0001 par value, 350,000,000 shares authorized, 5,704,015 and 5,513,387 shares issued and outstanding as of September 30, 2024 and 4,829,438 shares issued and outstanding as of December 31, 2023, respectively	569	482
Additional paid-in capital	37,207,053	34,172,420
Treasury stock, at cost (190,628 shares)	(547,415)	-
Accumulated deficit	(27,552,690)	(19,552,625)
Total stockholders’ equity	9,107,517	14,620,277
Total liabilities and stockholders’ equity	$9,813,497	$15,092,538

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue - services	$30,918	$101,414	$114,689	$395,212
Revenue - product	593,546	69,097	1,548,786	116,884
Total revenues	624,464	170,511	1,663,475	512,096

Cost of revenue - services	45,870	97,504	152,101	296,331
Cost of revenue - product	640,645	65,388	1,805,112	105,519
Total cost of revenue	686,515	162,892	1,957,213	401,850
Gross profit (loss)	(62,051)	7,619	(293,738)	110,246

Operating expenses:
General and administrative	1,522,785	4,803,821	4,486,641	8,684,826
Sales and marketing	1,919,125	574,026	3,470,348	674,213
Total operating expenses	3,441,910	5,377,847	7,956,989	9,359,039

Loss from operations	(3,503,961)	(5,370,228)	(8,250,727)	(9,248,793)

Other income (expense):
Interest expense	-	(171,000)	-	(171,000)
Other income	774	-	774	-
Realized gain/(loss) on securities	81,241	-	81,241	-
Dividend income	58,566	-	168,646	-
Total other income	140,581	(171,000)	250,661	(171,000)

Provision for income taxes	-	-	-	-
Net loss	$(3,363,380)	$(5,541,228)	$(8,000,066)	$(9,419,793)

Weighted average common shares outstanding - basic and diluted	5,391,227	293,569	5,012,823	251,439
Net loss per common share - basic and diluted	$(0.62)	$(18.88)	$(1.60)	$(37.46)

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

unaudited condensed consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	230,011	23	-	$-	$5,844,519	$(3,804,901)	$2,039,641
Recapitalization	1	-	-	-	-	-	-
Net loss	-	-	-	-	-	(322,074)	(322,074)
Balances at March 31, 2023	230,012	23	-	-	5,844,519	(4,126,975)	1,717,567
Issuance of common stock pursuant to private placement	23,875	2	-	-	954,998	-	955,000
Issuance of common stock for services	75,000	8	-	-	2,999,992	-	3,000,000
Repurchase of shares	(75,000)	(8)	-	-	(17,992)	-	(18,000)
Net loss	-	-	-	-	-	(3,556,491)	(3,556,491)
Balances at June 30, 2023	253,887	$25	-	$-	$9,781,517	$(7,683,466)	$2,098,076
Issuance of common stock pursuant to IPO	28,750	3	-	-	5,749,997	-	5,750,000
Offering costs	-	-	-	-	(1,255,843)	-	(1,255,843)
Conversion of note payable into common stock	63,766	7	-	-	1,120,993	-	1,121,000
Issuance of common stock for services	62,500	6	-	-	2,552,494	-	2,552,500
Buyback of common shares	-	-	(1,983)	(93,464)	-	-	(93,464)
Vesting of restricted stock units	-	-	-	-	88,378	-	88,378
Net loss	-	-	-	-	-	(5,541,228)	(5,541,228)
Balances at September 30, 2023	408,903	$41	(1,983)	$(93,464)	$18,037,536	$(13,224,694)	$4,719,419

Balances at December 31, 2023	4,829,438	$482	-	$-	$34,172,420	$(19,552,625)	$14,620,277
Vesting of restricted stock units	-	-	-	-	720,842	-	720,842
Repurchase of common stock	-	-	(190,628)	(547,415)	-	-	(547,415)
Net loss	-	-	-	-	-	(2,427,392)	(2,427,392)
Balances at March 31, 2024	4,829,438	482	(190,628)	(547,415)	34,893,262	(21,980,017)	12,366,312
Corrective issuance from stock dividend	2,417	-	-	-	-	-	-
Vesting of restricted stock units	-	-	-	-	720,842	-	720,842
Common stock issued per investment in equity security	750,000	75	-	-	817,425	-	817,500
Net loss	-	-	-	-	-	(2,209,293)	(2,209,293)
Balances at June 30, 2024	5,581,855	557	(190,628)	(547,415)	36,431,529	(24,189,310)	11,695,361
Issuance of common stock pursuant to public offerings	122,160	12	-	-	70,182	-	70,194
Offering costs	-	-	-	-	(15,500)	-	(15,500)
Vesting of restricted stock units	-	-	-	-	720,842	-	720,842
Net loss	-	-	-	-	-	(3,363,380)	(3,363,380)
Balances at September 30, 2024	5,704,015	$569	(190,628)	$(547,415)	$37,207,053	$(27,552,690)	$9,107,517

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,000,066)	$(9,419,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	187,500
Vesting of restricted stock units	2,162,527	88,378
Gain on sale of marketable securities	(81,241)	-
Issuance of common stock for services	-	5,552,500
Changes in operating assets and liabilities:
Accounts receivable	(2,842)	-
Accounts receivable, related party	(9,663)	83,407
Prepaid expenses	2,123,871	(1,296,422)
Accounts payable	(81,812)	177,606
Accounts payable, related party	(58,589)	(43,391)
Accrued expenses	381,444	100,274
Right of use liability, net	1,078	1,093
Net cash used in operating activities	(3,565,293)	(4,568,848)
Cash flows from investing activities:
Purchases of marketable securities	(7,727,850)	-
Sales of marketable securities	4,369,623	-
Net repayments from related party	-	137,426
Return of deposits in escrow	670,000	-
Net cash provided by (used in) investing activities	(2,688,227)	137,426
Cash flows from financing activities:
Proceeds from note payable	-	950,000
Issuance of common stock and pursuant to private placement	-	955,000
Issuance of common stock and pursuant to IPO, net of offering costs	-	4,494,156
Repurchase and buyback of shares	(547,415)	(111,464)
Offering costs	(15,500)	-
Net cash provided by (used in) financing activities	(562,915)	6,287,692
Net change in cash and cash equivalents	(6,816,435)	1,856,270
Cash and cash equivalents at beginning of period	7,064,348	7,565
Cash and cash equivalents at end of period	$247,913	$1,863,835

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued per investment in equity security	$817,500	$-
Reclassification of deposit in escrow to investment in equity security	$4,800,000	$-
Conversion of note payable and accrued interest into common stock	$-	$1,121,000
Subscription receivable	$70,194	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

LQR House Inc. (“LQR” or the “Company”) was incorporated on January 11, 2021, in the state of Delaware. On February 3, 2023, the Company changed its state of incorporation to the State of Nevada by merging into LQR House Inc., a Nevada corporation. The Company operates primarily in the beverage alcohol industry, owning specialty brands, providing marketing and distribution services.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $8,000,066 and $9,419,793 for the nine months ended September 30, 2024 and 2023, and has negative cash flows from operations of $3,565,293 for the nine months ended September 30, 2024. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the nine month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

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

Marketable Securities

The Company has investments in mutual funds. The investments are classified as available-for-sale and are held at fair value. The investments have a readily determinable fair value and as such, are recognized as Level 1 financial instruments.

Under Accounting Standards Codification (“ASC”) No. 321 and Accounting Standards Update (“ASU”) 2016-01, equity securities are measured at fair value and any changes in fair value are recorded to earnings.

Investments, at Cost

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

As of September 30, 2024, the Company determined that its investments were accounted using the cost method, and there were no other-than-temporary declines in fair value below their respective carrying values. See Note 6.

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

The carrying values of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short maturity of these instruments. The Company believes the carrying amount of its advances to related parties approximate fair value due to its short-term maturity.

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

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Disaggregation of Revenues	2024	2023	2024	2023

CWS Platform	$575,115	$-	$1,523,546	$-
SWOL product sales	18,431	69,097	25,240	116,884
Revenue - product	593,546	69,097	1,548,786	116,884

Marketing	15,384	93,925	70,359	370,812
Vault	15,534	7,489	44,330	24,400
Revenue - services	30,918	101,414	114,689	395,212

Total revenues	$624,464	$170,511	$1,663,475	$512,096

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of September 30, 2024 include the Company’s outstanding restricted stock units (See Note 7).

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

Nine Months Ended
September 30,
2023
Revenues	$2,329,114
Net loss	(9,685,986)
Net loss per common share	$(38.52)

5. OTHER ASSETS

Prepaid Expenses

The Company determined it was no longer pursuing the website development services as per its October 2023 agreement with X-Media. As such, the Company recognized an expense of $1,250,000 as of September 30, 2024, representing the remaining unamortized prepaid amount. The amount was included in sales and marketing expenses in the consolidated statements of operations.

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

The Company recorded an investment of $817,500, which is the fair value of the 750,000 shares issued to Cannon at a fair value per share of $1.09 on May 19, 2024. The Company accounted for the investment in Cannon under the cost method as it owns 9.99% of Cannon’s common shares and does not exert significant influence.

DRNK Beverage Corp.

On June 7, 2024, the Company consummated an acquisition of approximately 8.58% of common shares of DRNK Beverage Corp. (“DRNK”) pursuant to a Subscription Agreement (“DRNK Agreement”). Pursuant to the Agreement, the Company subscribed for and purchased from DRNK 1,920,000 common shares of DRNK at a price of $2.50 per share for an aggregate amount of $4,800,000. Upon the closing of the DRNK Agreement, the Company reclassified $4,800,000 which was held as a deposit in escrow to investments on the consolidated balance sheet.

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

In February 2024, the Board of Directors declared a 50% stock dividend for distribution to all of the Company’s shareholders of record at the close of business on February 12, 2024. On March 1, 2024, 1,609,817 shares were issued per the dividend. As a result of the stock dividend, a 3:2 stock adjustment was effected similar to a forward stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the stock dividend.

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

During the quarter ended September 30, 2024, the Company issued 122,160 shares of common stock pursuant to an at-the-market public offering for proceeds of $70,194, which were received in October 2024. As of September 30, 2024, the Company recognized a subscription receivable pertaining to this issuance.

Restricted Stock Units

In August 2023 the Company granted 31,250 restricted stock units (the Director RSU’s) which were to vest in eight equal quarterly installments commencing on October 1, 2023. On August 21, 2023, Jay Dhaliwal was added to the Board and was granted 500 Director RSUs which were to vest in eight equal quarterly installments commencing on October 1, 2023. On August 30, 2023, the Board authorized deferring the vesting of the Director RSUs until such date that the 2021 Plan is amended. The RSUs had a grant-date fair value of $6,266,533. During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $720,842 and $2,162,527 which is included in general and administrative expenses in the consolidated statement of operations. As of September 30, 2024 and December 31, 2023, there were 29,250 Director RSUs outstanding after cancellations.

8. RELATED PARTY TRANSACTIONS

KBROS and Ssquared Spirits LLC

The Company’s founder and Chief Executive Officer, who is a stockholder and member of the board of directors has an economic interest in Ssquared Spirits LLC, the seller of the CWS Platform acquisition. The spouse of the Company’s former Chief Executive Officer and director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared Spirits LLC, and a minority shareholder with the Company. In 2022, the former Chief Executive Officer resigned from the Company. See Note 4 for the CWS Platform acquisition from SSquared. KBROS acts as the Company’s Product Handler, whereby they are entitled to compensation of $40,000 per month plus reimbursement for shipping and handling fees incurred by them for orders fulfilled through the CWS Platform, and bonus for reaching certain revenue milestones. Pursuant to the Product Handling Agreement, the Company incurred $120,000 and $360,000, respectively, to KBROS for the three and nine months ended September 30, 2024, which is included in cost of revenue in the consolidated statements of operations. During the nine months ended September 30, 2024, the Company paid $200,000 in incentive compensation, which is included in sales and marketing expenses in the consolidated statements of operations.

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

As of September 30, 2024 and December 31, 2023, the Company had $182,156 and $172,493, respectively, in accounts receivable, related party with CWS pertaining to product revenues.

During the year ended December 2023, the Company paid certain costs pertaining to alcoholic products on behalf of CWS in order finance the purchase of brand product for which the Company was promoting through marketing services. As of both September 30, 2024 and December 31, 2023, $7,340 remained unpaid and outstanding from CWS. The advances are non-interest bearing, unsecured and due on demand.

Veg House Illinois

During the year ended December 31, 2023, the Company paid $170,000 to a contractor for assistance in completion of the food hall bar owned by a related party under common management with the Company’s CEO, Veg House Illinois, Inc., which stand outstanding as on September 30, 2024.

Accounts Payable, Related Party

As of September 30, 2024 and December 31, 2023, the Company had accounts payable of $0 and $58,589, respectively, with related parties, including KBROS, the Company’s founder and Chief Executive Officer, and officers and directors.

Performance Bonus

During the nine months ended September 30, 2024, the Company paid its Chief Executive Officer a performance bonus of $200,000 for achieving certain revenue levels through the CWS Platform.

9. COMMITMENTS AND CONTINGENCIES

Lease

In February 2023, the Company entered into a lease agreement for office space in Miami, Florida. The agreement matures in February 2025 and requires monthly payments of $850. The Company adopted ASC 842 on January 1, 2022 and recognized a right of use asset and liability of $19,007 using a discount rate of 8.0%.

As of September 30, 2024, the outstanding right of use liability was $2,534.

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

10. SUBSEQUENT EVENTS

On October 15, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with David E. Lazar (“Lazar”), pursuant to which he will acquire 5,454,545 shares (the “Shares”) of common stock, of the Company at a price of $0.55 per share for aggregate gross proceeds of $3.0 million (the “Purchase Price”), and a five-year warrant to acquire up to 10,909,090 shares of common stock at the exercise price of $0.55 per share (the “Warrant”). Pursuant to the terms of the Purchase Agreement, all of the proceeds from sale of the Shares and Warrants are required to be used to pay the Company’s obligations under a number of settlement agreements with operating partners, venders, certain employees, consultants and officers and directors of the Company.

The closing of the transaction shall take place in two stages. On October 16, 2024, Lazar paid $606,000 at the first closing of the transactions under the Purchase Agreement in exchange for 1,101,818 Shares.

On the final closing date, Lazar will pay the Company $2,394,000 in exchange for 4,352,727 shares of Common Stock and the Warrant. The final closing is subject to the satisfaction of certain closing conditions described in the Purchase Agreement, including stockholder approval of the Purchase Agreement, the Warrant and transactions related thereto (“Stockholder Approval”). The final closing is required to occur the business day after the Stockholder Approval has been obtained by the Company.

The Company agreed in the Purchase Agreement not to issue any additional shares of common stock or securities convertible into common stock for a period of 180 days from the date of the final closing without the consent of Lazar. The Company also agreed in the Purchase Agreement not to effect any variable rate transaction, including an at-the-market offering, until April 15, 2025.

The Warrant to be issued by the Company on the final closing date will contain anti-dilution provisions, pursuant to which if on or after the date of issuance of the Warrant and prior to April 15, 2025, the Company issues any shares of Common Stock or Common Stock equivalents at a price that is less than the current exercise price of the Warrant, subject to certain exceptions set forth in the Warrant, the exercise price of the Warrant will be reduced to the New Issuance Price (as defined below).

In the Purchase Agreement, the Company is required to call a meeting of stockholders no later than December 16, 2024 for purposes of obtaining Stockholder Approval. In the event such actions are not approved at such meeting, then the Company must call four subsequent meetings every 70 days in order to solicit such approvals. If such approvals are not obtained at the fourth meeting, the Company shall issue Lazar the Warrant with an adjusted exercise equal to the Minimum Price as defined under Nasdaq Rule 5635(d)(1)(A) plus $0.25 and the anti-dilution provisions of the Warrant shall be deleted.

On October 14, 2024, Jay Dhaliwal informed the Board of Directors of the Company (the “Board”) of his resignation as a member of the Board effective immediately. Mr. Dhaliwal’s resignation as a director was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On October 15, 2024, prior to the transactions contemplated by the Purchase Agreement, the current members of the Board appointed David Lazar to serve as the President of the Company effective October 15, 2024 until his earlier resignation or removal.

On October 15, 2024, prior to the transactions contemplated by the Purchase Agreement, the current members of the Board approved an increase in the size of the Board and appointed David Lazar and Avraham Ben-Tzvi to the Board effective as of October 15, 2024. The initial term as director for Messrs. Ben-Tzvi and Lazar will expire at the Company’s 2024 annual meeting of stockholders. At the time of the election, none of the new directors were appointed to any committees of the Board of Directors. The Board has determined that Mr. Ben-Tzvi qualifies as an “independent director” as defined under Nasdaq Rule 5605(a)(2) and satisfies the independent requirements of Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. The Board appointed Mr. Lazar as the President of the Company, and thereby does not deem him independent.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and September 30, 2023

The following table sets forth key components of our results of operations during the three months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30,
	2024	2023	Var. $	Var. %

Revenue - services	$30,918	$101,414	$(70,496)	(70)%
Revenue - product	593,546	69,097	524,449	759%
Total revenues	624,464	170,511	453,953	266%
Cost of revenue - services	45,870	97,504	(51,634)	(53)%
Cost of revenue - product	640,645	65,388	575,257	880%
Total cost of revenue	686,515	162,892	523,623	321%
Gross profit (loss)	(62,051)	7,619	(69,670)	(914)%
Operating expenses:
General and administrative	1,522,785	4,803,821	(3,281,036)	(68)%
Sales and marketing	1,919,125	574,026	1,345,099	234%
Total operating expenses	3,441,910	5,377,847	(1,935,937)	(36)%
Loss from operations	(3,503,961)	(5,370,228)	1,866,267	(35)%
Other income (expense):
Interest expense	-	(171,000)	171,000	(100)%
Other income	774	-	774
Realized gain/(loss) on securities	81,241	-	81,241
Dividend income	58,566	-	58,566	100%
Total other income	140,581	(171,000)	311,581	100%
Provision for income taxes
Net loss	$(3,363,380)	$(5,541,228)	$2,177,848	(39)%

Revenue

For the three months ended September 30, 2024 and 2023, service revenues were $30,918 and $101,414, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships. Service revenues decreased by $70,496 as more focus was emphasized on the CWS Platform.

For the three months ended September 30, 2024, product revenues were $593,546 compared to $69,097 in the similar 2023 period. The increase was due to $575,115 in revenues generated from the CWS Platform after the acquisition in November 2023.

Cost of Revenue and Gross Profit (Loss)

For the three months ended September 30, 2024 and 2023, service cost of revenues were $45,870 and $97,504, respectively. Cost of service revenues decreased by $51,634 in 2024, due to decrease in service revenue in the third quarter. In 2023, cost of revenues included amortization of the marketing license, which was impaired as of December 31, 2023.

Product cost of revenues was $640,645 and $65,388 during the three months ended September 30, 2024 and 2023. The increase was due to product and shipping costs associated with the CWS Platform acquisition in November 2023.

Gross profit (loss) was ($62,051) and $7,619 for the three months ended September 30, 2024 and 2023. The Company has incurred gross losses in 2024 as it transitions its strategies from marketing to the CWS Platform. Management is exploring various strategies, including customer acquisition and new partnerships, to increase volume in order to achieve better gross margins in 2024.

General and Administrative

For the three months ended September 30, 2024 and 2023, general and administrative expenses were $1,522,785 and $4,803,821, respectively. General and administrative expenses decreased by $3,281,036. In 2023, the Company recorded $2,552,500 in non-cash stock-based compensation expense due to the issuance of common shares for services. During the three months ended September 30, 2024 the Company recorded $720,842 in non-cash stock-based compensation expense due to vesting of restricted stock units.

Sales and Marketing

For the three months ended September 30, 2024 and 2023, sales and marketing expenses were $1,919,125 and $574,026 respectively. The increase of $1,345,099 was primarily due to advertising and marketing and investor relation campaigns beginning in late 2023 and continuing in the third quarter of 2024. During the three months ended September 30, 2024 bonus expenses were recorded $200,000 under sales and marketing.

Net Loss

Net loss for the three months ended September 30, 2024 and 2023 was $3,363,380 and $5,541,228, respectively.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the nine months ended September 30, 2024 and September 30, 2023.

	Nine Months Ended September 30,
	2024	2023	Var. $	Var. %

Revenue - services	$114,689	$395,212	$(280,523)	(71)%
Revenue - product	1,548,786	116,884	1,431,902	1,225%
Total revenues	1,663,475	512,096	1,151,379	225%

Cost of revenue - services	152,101	296,331	(144,230)	(49)%
Cost of revenue - product	1,805,112	105,519	1,699,593	1,611%
Total cost of revenue	1,957,213	401,850	1,555,363	387%
Gross profit (loss)	(293,738)	110,246	(403,984)	(366)%

Operating expenses:
General and administrative	4,486,641	8,684,826	(4,198,185)	(48)%
Sales and marketing	3,470,348	674,213	2,796,135	415%
Total operating expenses	7,956,989	9,359,039	(1,402,050)	(15)%

Loss from operations	(8,250,727)	(9,248,793)	998,066	(11)%

Other income (expense):
Interest expense	-	(171,000)	171,000	(100)%
Other income	774	-	774
Realized gain/(loss) on securities	81,241	-	81,241
Dividend income	168,646	-	168,646	100%
Total other income	250,661	(171,000)	421,661	100%

Provision for income taxes	-	-	-
Net loss	$(8,000,066)	$(9,419,793)	$1,419,727	(15)%

Revenue

For the nine months ended September 30, 2024 and 2023, service revenues were $114,689 and $395,212 respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships. Service revenues decreased by $280,523 as more focus was emphasized on the CWS Platform.

For the nine months ended September 30, 2024 product revenues were $1,548,786 compared to $116,884 in the similar 2023 period. The increase was due to $1,523,546 in revenues generated from the CWS Platform after the acquisition in November 2023.

Cost of Revenue and Gross Profit (Loss)

For the nine months ended September 30, 2024 and 2023, service cost of revenues were $152,101 and $296,331 respectively. Cost of revenues services decreased by $144,230 in 2024, corresponding to the decreased revenues. In 2023, cost of revenues included amortization of the marketing license, which was impaired as of December 31, 2023.

Product cost of revenues related was $1,805,112 and $105,519 during the nine months ended September 30, 2024 and 2023 The increase was due to product and shipping costs associated with the CWS Platform acquisition in November 2023.

Gross profit (loss) was ($293,738) and $110,246 for the nine months ended September 30, 2024 and 2023. The Company has incurred gross losses in 2024 as it transitions its strategies from marketing contracts to product revenues via the CWS Platform. Management is exploring various strategies to increase customer acquisition, including an emphasis in organic search optimization to achieve higher revenue volumes. The Company is continuing to explore new partnerships for added revenue sources and is working towards reducing its product cost of revenues.

General and Administrative

For the nine months ended September 30, 2024 and 2023, general and administrative expenses were $4,486,641 and $8,684,826 respectively. General and administrative expenses decreased by $4,198,185. In 2023, the Company recorded $5,552,500 in non-cash stock-based compensation expense due to the issuance of common shares for services. During nine months ended September 30, 2024 the Company recorded $2,162,527 in non-cash stock-based compensation expense due to vesting of restricted stock units.

Sales and Marketing

For the nine months ended September 30, 2024 and 2023, sales and marketing expenses were $3,470,348 and $674,213 respectively. The increase of $2,796,135 was primarily due to advertising and marketing and investor relation campaigns beginning in late 2023 and continuing throughout 2024. During the nine months ended September 30, 2024 bonus expenses were recorded $400,000 under sales and marketing.

Net Loss

Net loss for the nine months ended September 30, 2024 and 2023 was $8,000,066 and $9,419,793, respectively.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $247,913 and $7,064,348 respectively. As of September 30, 2024, we also had $3,439,467 in marketable securities. To date, we have financed our operations primarily through issuances of common stock and sales of our products and services.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $8,000,066 and $9,419,793 for the nine months ended September 30, 2024 and 2023, and has negative cash flows from operations of $3,565,293 for the nine months ended September 30, 2024. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(3,565,293)	$(4,568,848)
Net cash provided by (used in) investing activities	$(2,688,227)	$137,426
Net cash provided by (used in) financing activities	$(562,915)	$6,287,692
Net change in cash and cash equivalents	$(6,816,435)	$1,856,270

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $3,565,293, primarily due to our net loss of $8,000,066 partially offset by non-cash charges of $2,081,286 and changes in our operating assets and liabilities of $2,353,487.

Net cash used in operating activities for the nine months ended September 30, 2023 was $4,568,848, primarily due to our net loss of $9,419,793 partially offset by non-cash charges of $5,828,378 and changes in our operating assets and liabilities of $977,433.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2024 and 2023 were ($2,688,227) and $137,426, respectively. In 2024, the Company purchased marketable securities of $7,727,850, and sold securities of $4,369,623. The Company also received $670,000 back from an investment it was no longer pursuing. In 2023, the Company had repayments from CWS.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2024 and 2023 was ($562,915) and $6,287,692 respectively. In 2024, the Company repurchased shares of common stock. In 2023, the Company received $5,449,156 in proceeds from share issuances.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(c) In August 2023, the Company’s Board of Directors approved a share buyback program under which the Company can repurchase up to 20% of its common stock in open market and privately negotiated purchases, in compliance with Rule 10b-18 under the Exchange Act. The Company engaged and entered into an agreement with Dominari Securities LLC (“Dominari”) on August 28, 2023, to effect the share buyback program. The share buyback program commenced in September 2023. Dominari shall determine, in its sole discretion, the timing, amount, prices and manner of purchase of securities during such period. The share buyback program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.

In January 2024, the Board of Directors of the Company authorized an increase of the share buyback program to $5,000,000.

				Maximum
				approximate
			Total number of	dollar
			shares	value of
			purchased	shares that
			as part of the	may yet be
	Total number	Average	publicly	purchased
Period	of shares	price paid	announced	under the
(In millions, except share and per share data)	purchased	per share (2)	plan (1)	plan (1)

January 1 - 31, 2024	190,628	$2.9	-	$3,559,148
February 1 - 29, 2024	-	-	-	3,559,148
March 1 - 31, 2024	-	-	-	3,559,148
April 1 - 30, 2024	-	-	-	3,559,148
May 1 - 31, 2024	-	-	-	3,559,148
June 1 - 30, 2024	-	-	-	3,559,148
July 1 - 31, 2024	-	-	-	3,559,148
August 1 - 31, 2024	-	-	-	3,559,148
September 1 - 30, 2024	-	-	-	3,559,148
	190,628	$2.9	-	3,559,148

(1)	On August 25, 2023, the Company announced that the Board of Directors authorized an up to 20% share buyback program, which does not have an expiration date. In January 2024, the Board of Directors of the Company authorized an increase of the share buyback program to $5,000,000. From the inception of the share buyback program on September 8, 2023, through December 19, 2023, the Company has purchased a total of 865,070 shares of the Company’s common stock at an average price of $1.7 per share for a total purchase price of $1,440,852. In January 2024, the Company purchased a total of 190,628 shares of the Company’s common stock at an average price of $2.9 per share.

(2)	Average price paid per share excludes costs associated with the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description
2.1	Plan of Conversion of LQR House Inc., dated as of January 26, 2023 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.1	Articles of Incorporation of LQR House Inc. filed on February 3, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.2	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on March 29, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.3	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on June 5, 2023 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.4	Certificate of Correction to the Certificate of Amendment to Articles of Incorporation filed on April 11, 2023(incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.5	Certificate of Change Pursuant to NRS 78.209 of LQR House filed on November 28, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s current report on the form 8-K filed with the SEC on December 1, 2023)
3.6	Amendment to Articles of Incorporation of LQR House Inc. filed on February 13, 2024 (incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
3.7	Bylaws of LQR House Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.8	First Amendment to the By-laws of the Company dated November 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on November 16, 2023)

10.1	Form of Private Placement Subscription Agreement 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.2	Form of Private Placement Subscription Agreement 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.3	Packaging of Origin Co-Responsibility Agreement dated July 6, 2020, between Leticia Hermosillo Ravelero and Sean Dollinger (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.4	Shared Responsibility & Bonding Agreement dated March 19, 2021, between Leticia Hermosillo Ravelero and Dollinger Innovations Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.5	Exclusive License Agreement dated May 18, 2020 by and between Dollinger Holdings and Dollinger Innovations (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.6	Product Distribution Agreement, dated July 1, 2020, between Dollinger Holdings and Country Wine & Spirits Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.7	Asset Purchase Agreement, dated May 31, 2021, between LQR House Inc. and Dollinger Holdings LLC (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.8	Asset Purchase Agreement, dated March 19, 2021, among LQR House Inc. and Dollinger Innovations Inc., Dollinger Holdings LLC and Sean Dollinger (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.9	Exclusive Marketing Agreement, dated April 1, 2021, by and among Country Wine & Spirits, Inc., Ssquared Spirits, LLC, and LQR House, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.10†	Employment Agreement between LQR House Inc. and Sean Dollinger, dated March 29, 2023 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.11†	Employment Agreement between LQR House Inc. and Kumar Abhishek, dated May 1, 2023 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.12†	Employment Agreement between LQR House Inc. and Jaclyn Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.13†	Employment Agreement between LQR House Inc. and Alexandra Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.14†	Form of Independent Director Agreement between LQR House Inc. and each director nominee (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.15†	Form of Non-Independent Director Agreement between LQR House Inc. and Non-Independent Director (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.16	Form of Director and Officer Indemnification Agreement between LQR House Inc. and each officer or director (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.17†	LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.18†	Amendment No. 1 to the LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.19†	Form of Incentive Stock Option Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.20†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).

10.21†	Form of Non-Qualified Stock Option Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.22†	Form of Non-Qualified Stock Option Agreement for Non-Employee Consultants (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.23†	Form of Restricted Stock Award Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.24†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.25†	Form of Restricted Stock Unit Award Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.26	Form of Advisor Agreement, dated June 1, 2023 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.27	Commercial Lease Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.28	Form of Advisor Agreement, dated June 30, 2023 (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.29	Ratification Assignment of the Bonding Agreement, dated July 7, 2023 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.30	Assignment Agreement of the Packaging of Origin and Co-Responsibility Agreement, dated June 30, 2023, between Dollinger Innovations Inc., Dollinger Holdings LLC, and LQR House Inc. (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.31	Bottled at Origin Joint Responsibility Agreement, dated July 11, 2023 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.32	Writ obtained in connection with registering the Bottled at Origin Joint Responsibility Agreement with the Mexican Institute of Industrial property, dated July 13, 2023 (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.33	Writ obtained in connection with registering the Shared Responsibility & Bonding Agreement with the Mexican Institute of Industrial property, dated July 12, 2023 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.34	Form of Independent Director Agreement between LQR House Inc. and Jay Dhaliwal (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed with the Commission on August 23, 2023).
10.35	10b-18 Repurchase Program (the “Program”) Letter of Engagement with Dominari Securities (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on September 21, 2023)
10.36	Form of Independent Contractor Agreement 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-274903) filed with the SEC as of October 6, 2023).
10.37	Services Agreement, dated October 15, 2023, by and between X-Media Inc. and LQR House Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on October 17, 2023)
10.38	Consulting Agreement between the Company and IR Agency LLC dated October 27, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 2, 2023)
10.39	Domain Name Transfer Agreement between LQR House Acquisition Corp. and SSquared Spirits LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)

10.40†	Amendment to the Employment Agreement by and between the Company and Sean Dollinger dated November 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.41	Product Handling Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.42	Funding Commitment Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.43	Form of the Share Exchange Agreement between the Company and the Seller dated May 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2024)
10.44	Form of the Subscription Agreement between the Company and DRNK dated June 7, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024)
10.45	Form of Director Agreement by and between the Company and Avraham Ben Tzvi, dated October 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.46	Form of Amendment No. 1 to Director Agreement by and between the Company and Avraham Ben Tzvi, dated October 17, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.47	Form of the Securities Purchase Agreement between the Company and David Lazar dated October 15, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.48	Form of a Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.49	Form of Director Settlement Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.50	Form of Settlement Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.51	Form of KBROS Settlement Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
19.1	LQR House Inc. Insider Trading Policy, dated March 28, 2024 (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
21.1	List of subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1#	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2#	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
97.1	LQR House Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement.

#	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR House Inc.

November 14, 2024	By:	/s/ Sean Dollinger
Sean Dollinger, Chief Executive Officer

November 14, 2024	By:	/s/ Kumar Abhishek
Kumar Abhishek, Chief Financial Officer