Form 10-K
period 2024-12-31
LQR House Inc.
filed 2025-03-31
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-41778

LQR House Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-1604197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6538 Collins Ave. Suite 344

Miami Beach, FL 33141

(786) 389-9771

(Address of principal executive offices, including zip code)

Tel: (786) 389-9771

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	YHC	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of its most recently completed second fiscal quarter, was $4,637,182 based on the closing price of the registrant’s common stock as reported by The Nasdaq Capital Market on that date.

As of March 28, 2025, the Company had 36,591,337 shares of common stock, $0.0001 par value, issued, and 36,400,709 shares outstanding.

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

iii

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “LQR House,” “LQR,” “Company,” or “our company” are to LQR House Inc., a Nevada corporation, References to “management” or our “management team” are to our officers and directors.

ITEM 1. BUSINESS

Overview

Our company, LQR House Inc., a Nevada corporation (“LQR”, “LQR House”, or the “Company”), intends to become a prominent force in the wine and spirits e-commerce, sector epitomized by its flagship alcohol marketplace, CWSpirits.com (“CWS Platform”). This platform delivers a diverse range of spirits, wines, and champagnes from esteemed retail partners like Country Wine & Spirits. Beyond its role in the e-commerce sector, LQR is a marketing agency with a specialized focus on the alcohol industry. We also intend to integrate the supply, sales, and marketing facets of the alcoholic beverage space into one easy to use platform and become the one-stop-shop for everything related to alcohol. To date, our core business includes e-commerce sales in the United States through CWSpirits.com, growing our in-house tequila brand SWOL Tequila, and developing marketing strategies for external brands. These strategies include banner ads on our site, targeted email campaigns, and influencer marketing, all designed to drive product awareness and sales. Additionally, we are in the process of establishing an exclusive wine club.

Our Organization

Our company was incorporated in the State of Delaware on January 11, 2021, under the name LQR House Inc. On February 3, 2023, we changed our state of incorporation to the State of Nevada by merging into LQR House Inc., a Nevada corporation. The Company owns and operates CWS Platform through its wholly owned subsidiary, LQR House Acquisition Corp.

In May 2024, we acquired a minority stake of common shares of Cannon Estate Winery Ltd. (“Cannon”), a British Columbia corporation, an owner of Cannon Estate Winery. Pursuant to the Share Exchange Agreement between the Company and Cannon, Cannon transferred and delivered to the Company 113,085 of the Common Shares of Cannon held of record and beneficially by Cannon and in exchange the Company issued and delivered to Cannon 750,000 shares of the Company’s common stock (“common stock”). Cannon Estate Winery located at 30523 Burgess Ave. in the Mount Lehman area of Abbotsford, British Columbia. The estate boasts 20 acres under vine, with 16 varietals planted across 23 plots, including Chardonnay, Muscat, Petite Milo, Pinot Noir, and Gamay Noir. According to its management, Cannon Estate Winery has become a local gem, recently expanding to include a lounge for hosting both locals, and wine enthusiasts from across the globe. While LQR House and Cannon Estate Winery operate in different areas of the alcohol industry, the Company believes that the synergy between them promises mutual benefits that will propel both entities to new heights. LQR House works on leveraging its expertise to enhance Cannon’s online presence, extending its reach across borders to the USA and captivating the attention of CWSpirits.com clientele. Cannon Estate Winery, with its established relationships with distributors and retail outlets nationwide, aims to expand LQR House’s brands and marketing clients throughout Canada.

In June 2024, we acquired a minority stake of common shares of DRNK Beverage Corp. (“DRNK”), a British Columbia corporation, operating in the non-alcoholic and ready-to-drink beverage markets (which became Chase Mocktails Ltd). LQR House’s investment in DRNK marked its strategic entry into both the non-alcoholic (NA) and ready-to-drink (RTD) beverage markets, two rapidly growing sectors within the beverage industry.

Recent Developments

In February 2024, the Board of Directors of the Company (the “Board of Directors” or the “Board”) declared a 50% stock dividend for distribution to all of the Company’s shareholders of record at the close of business on February 12, 2024. On March 1, 2024, 1,609,817 shares were issued per the dividend. As a result of the stock dividend, a 3:2 stock split was effected.

On September 13, 2024, the Company entered into an at-the-market offering agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“HCW”), relating to the sale of common stock. During the year ended December 31, 2024, the Company issued an aggregate of 1,485,575 shares of common stock pursuant to such ATM Agreement for net proceeds of $1,543,079. The Company paid the sales agent compensation with respect to sale of such shares in the amount of $48,018.

On October 15, 2024, the Company entered into a Securities Purchase Agreement (the “Lazar Purchase Agreement”) with David E. Lazar (“Lazar”), pursuant to which Lazar agreed to purchase in aggregate 5,454,545 shares of our common stock and a five-year warrant (the “Lazar Warrant” or if divided and issued to more than one holder, the “Lazar Warrants”) to purchase up to 10,909,090 shares of our common stock at an exercise price of $0.55 per share for $3,000,000 in two separate tranches (the “Lazar Transaction”). Pursuant to the terms of the Lazar Purchase Agreement we closed the first tranche on October 16, 2024, by issuing to Lazar 1,101,818 shares of common stock (which represented approximately 19.99% of our outstanding stock on October 15, 2024) at a price of $0.55 per share for proceeds of $606,000. Pursuant to the terms of the Lazar Purchase Agreement, the closing of the second tranche was subject to stockholder approval (“Stockholder Approval”) of (i) the issuance of the remaining 4,352,545 issuable under the Lazar Purchase Agreement and (ii) the issuance of the Lazar Warrant and the exercise thereof. We obtained Stockholder Approval on December 19, 2024 and closed the second tranche. Pursuant to the terms of the Lazar Purchase Agreement, Lazar assigned his remaining rights and obligations under the Lazar Purchase Agreement to 18 investors (the “Lazar Assignees”). On December 30, 2024, the Company issued 4,352,727 shares of common stock and the Lazar Warrant to the Lazar Assignees for $2,394,000. On December 30, 2024, the Company issued 2,077,800 shares of common stock pursuant to the cashless exercise of several Lazar Warrants. All of the remaining Lazar Warrants were exercised by the Lazar Assignees in January 2025 and the Company issued 7,366,209 shares of common stock. As a result of the Lazar transaction, David Lazar was appointed our President and a Director on our Board and Yilin Lu, Hong Chun Yeung, Lijun Chen and Jing Lu were appointed as Directors on our Board.

On December 16, 2024, the Company changed its ticker symbol on NASDAQ from “LQR” to “YHC”.

On December 19, 2024, immediately after the Annual Meeting, James Huber and Gary Herman resigned from the Board of Directors, effective immediately.

On December 30, 2024, the Company entered into a Securities Purchase Agreement (“December Purchase Agreement”) with various investors, pursuant to which the Company issued 636,400 shares of common stock at a price of $0.55 per share for aggregate gross proceeds of $350,020.

Our Business

LQR House owns 100% of CWS Platform, an online marketplace offering a comprehensive range of alcohol-related products to customers across the United States, while presently not extending its services to Canada and Mexico. We acquired the CWS Platform from Ssquared Spirits, LLC (“Ssquared”) on November 1, 2023, pursuant to the Domain Name Transfer Agreement (the “Domain Name Transfer Agreement”), which ensures that we have permanent control over all aspects of the CWS Platform, notwithstanding the term or any other provisions of the Marketing Agreement described below. Our company places a significant emphasis on direct-to-consumer marketing, leveraging various channels such as social media, email campaigns, and both paid and organic digital strategies. Additionally, LQR House has cultivated its own network of influencers, effectively positioning brands in front of a dedicated audience and boasting a proven track record of increasing sales on CWSpirits.com. Effective November 1, 2023, LQR House secured full control of the CWS Platform through the Domain Name Transfer Agreement, ensuring perpetual oversight independent of previous contractual terms. Ssquared, previously responsible for product management and platform maintenance, has transitioned these duties to us. Pursuant to the Management Agreement (as defined below), KBROS, LLC (“KBROS”) is responsible for the fulfillment, and distribution of all products sold on the CWS Platform. On November 1, 2023, the Company entered into the Product Handling Agreement (the “Product Handling Agreement”) and the Funding Commitment Agreement (the “Funding Commitment Agreement” and collectively with the Product Handling Agreement, the “Management Agreement”) with KBROS.

Under the Product Handling Agreement, KBROS provides the Company with the following services relating to the purchase and delivery of spirits and other beverage products purchased by customers of the Company through or in relation to websites associated with the CWS Platform:

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

Under the Funding Commitment Agreement, the Company commits to providing annual funding to KBROS from time to time in the minimum amount of $2,500,000 to enable KBROS to purchase inventory from Company-approved vendors. The Company may, without notice to KBROS, elect not to advance funding for any inventory sold by any particular vendor with respect to which the Company reasonably feels insecure. The Funding Commitment Agreement concerns a funding commitment, and not the purchase of products from KBROS or vendors.

LQR also has a key partnership with Country Wine & Spirits, Inc. (“CWS”). Pursuant to an Exclusive Marketing Agreement (the “Marketing Agreement”) dated April 1, 2021 among CWS, Ssquared and us, Ssquared and CWS granted us the exclusive right, until April 1, 2031, to promote and market spirits, other beverage products and related products including but not limited to branded merchandise, apparel, glassware and the like through the CWS Platform for sale to customers with billing and shipping addresses within Canada, Mexico and the United States. At this time, CWS Platform does not service customers in Canada and Mexico. Prior to our acquisition of CWS Platform in November 2023, the Marketing Agreement also provided us with the sole right to manage and make decisions with regard to user-facing content on the CWS Platform, including the placement and removal of products and the creation and management of promotional initiatives. Upon acquisition of the CWS Platform, this Exclusive Marketing Agreement was effectively cancelled. LQR House is responsible for all digital marketing of products offered on the CWS Platform, including social media marketing and cooperation with their influencer network. Ssquared, KBROS, and CWS are responsible for product management on the CWS Platform and ensuring that there is always inventory available on the site and the site is always live and accessible to its customers.

On March 19, 2021, we purchased the SWOL brand of tequila from Dollinger Innovations Inc., Dollinger Holdings LLC and Sean Dollinger pursuant to an Asset Purchase Agreement (the “Tequila Asset Purchase Agreement”). SWOL is manufactured at our request in Mexico by a local manufacturer who we contract with. We also contract with Rilo Import & Export (“Rilo”) who we engage to import SWOL from Mexico to CWS in the United States. CWS pays us for its orders of SWOL, and we pay a portion of such amounts to the local manufacturer to produce SWOL and to Rilo to import SWOL. However, it is important to note that we do not engage in the sale of alcoholic products in the United States or the distribution of any alcoholic products anywhere.

In accordance with the Tequila Asset Purchase Agreement, the Company became an assignee to that certain Shared Responsibility and Bonding Agreement dated March 19, 2021, between Leticia Hermosillo Ravelero (“Producer”) and Dollinger Innovations Inc., (the “Shared Responsibility and Bonding Agreement”). In connection with this assignment, on July 7, 2023, the Company, Dollinger Innovations Inc. and the Producer signed a ratification of the agreement of assignment of rights of the Shared Responsibility and Bonding Agreement, which required registration with the Mexican Institute of Industrial Property. As of March 31, 2025, such registration was completed and the Company has rights to enforce its authorization for the denomination of origin and trademark rights. Pursuant to the Shared Responsibility and Bonding Agreement, the Producer produces and supplies to LQR House an alcoholic beverage “Tequila made 100% of agave” labeled “SWOL” and LQR House facilitates the distribution of this product in collaboration with Rilo. The Producer manufactures exclusively for Dollinger Innovations Inc. “Tequila Anejo” and “Tequila 100% De Agave”. The Shared Responsibility and Bonding Agreement as between the original parties, the Producer, and Dollinger Innovations Inc., became effective on August 6, 2021, which is the date of its registration with the Mexican Institute of Industrial Property. The cost and amount of each batch of tequila produced will be determined in advance of the production of each batch by agreement between Producer and the Company. The agreement prohibits distribution and marketing of the product supplied by the Producer in bulk. The Shared Responsibility and Bonding Agreement will terminate on August 6, 2026, unless terminated prior to that date by joint agreement with at least 30 days advance written notice.

On June 30, 2023, pursuant to an assignment agreement, Dollinger Innovations Inc., Dollinger Holdings LLC, and Sean Dollinger assigned their rights as distributor under the Packaging of Origin Co-Responsibility Agreement dated July 6, 2020 (the “Packaging of Origin Co-Responsibility Agreement”) to the Company. Subsequent to that on July 11, 2023, the Producer and LQR House signed a Bottled at Origin Joint Responsibility Agreement (the “Bottled at Origin Joint Responsibility Agreement”), which required registration with the Mexican institute of Industrial Property. As of March 31, 2025, such registration was completed and the Company has rights to enforce its authorization for the denomination of origin and trademark rights. Under that agreement, the Producer supplies to the Company, bottled at origin product that strictly complies with the “Official Tequila Standard” (as defined in the agreement) and allows the Company to use the word “Tequila” or “Tequila 100% Agave” on the SWOL brand. The Producer also supplies exclusively to the Company Tequila Anejo and tequila flavored in accordance with the orders submitted by the Company. In its turn, the Company agrees to use the “Tequila Denomination of Origin” and to distribute the product of the same name, supplied by the Producer exclusively in containers bearing the SWOL trademark, used to distinguish and identify the alcoholic beverage called “TEQUILA”. The agreement came into force on the date when it is registered by the Mexican Institute of Industrial Property and is entered for indefinite term. The agreement can be terminated by mutual agreement of the parties. The agreement will also automatically be terminated in case of failure by either party to comply with the “Official Tequila Standard” as that will result in the suspension or cancellation of the export certificates issued by the regulatory Counsil of Tequila, A.C. Both agreements require that the tequila supplied by the Producer comply with the Mexican Official Tequila Standard.

LQR House has made a significant move in the realm of e-commerce with its acquisition of the CWS Platform, an online platform in the wine and spirits industry in the USA. With this purchase, LQR House gained full ownership of one of the most established websites in the field, boasting a dedicated customer base of over 125,000. Leveraging their expertise in website management, design, development, email marketing, and SEO, LQR House worked on enhancing sales on the platform, offering a diverse array of products including new releases, limited editions, celebrity-affiliated brands, cocktail content, and gift options. This acquisition marked a departure from previous marketing arrangements with Country Wine & Spirits, providing LQR House with direct control over the platform’s operations and facilitating improved access for both marketing clients and alcohol suppliers. Notably, product handling, packaging, and shipping for purchases made on the CWS Platform remains the responsibility of KBROS, the owner of Country Wine and Spirits’ brick-and-mortar locations. LQR House’s acquisition of the CWS Platform signified a strategic move towards bolstering its presence in the online alcohol retail market, offering consumers across the nation an enhanced shopping experience.

In June 2024, we entered into a supplier agreement with Of The Earth Distribution Corp. providing them with exclusive rights to sell SWOL Tequila in several provinces of Canada, including Quebec, Ontario, Prince Edward Island, Nova Scotia, Newfoundland, and New Brunswick. In the fourth quarter of 2024, SWOL Tequila, a premium brand fully owned by LQR House, successfully completed a rigorous product analysis by the Liquor Control Board of Ontario (LCBO), clearing the way for distribution across Ontario under the LCBO’s regulatory oversight. This approval marked the Company’s entry into the Canadian market, starting with a purchase order from Of The Earth Distribution Corp.

Country Wine & Spirits, Inc.

CWS was formed in 2003 to buy and acquire distressed brick and mortar retail locations for the sale of beer, wine, spirits and create value in retail locations throughout Southern California and grew to 10 locations by 2013. In 2013 CWS found a demand for online shipping of alcohol and started to focus more on e-commerce with the assistance of our Chief Executive Officer, Sean Dollinger and Dollinger Innovations. With their help, CWS began online alcohol sales and built the business into a sizable alcohol e-commerce company. Today CWS has 6 brick and mortar locations and specializes in logistics of shipping and helping brands reach customers. CWS’s average brick and mortar store is 3000-5000 square feet in prestigious neighborhoods and offer brands that customers have a hard time sourcing. To date CWS has distributed all of the alcohol ordered by customers through the CWS Platform.

KBROS, LLC

KBROS was founded in 2013 and is an asset management company that specializes in managing e-commerce platforms and real estate and sourcing of logistic companies. The President of CWS, Shawn Kattoula, is also the 100% owner of KBROS.

Our Business Model

Since our inception in January 2021, we have put our business model to the test and believe it is our path towards future success. First, we create marketing content on the CWS Platform for our brands and the brands of our marketing services clients. Second, when consumers purchase products on the CWS Platform like tequila with our SWOL brand, a subscription to Vault (or to the Soleil Vino wine club, which we may launch in future), or the products of our marketing service clients, CWS will perform the distribution services related to the sale of those products. Simultaneously, Ssquared will manage the backend e-commerce operations related to the CWS Platform. Our company is the only authorized advertiser on the CWS Platform and derive significant revenue from all sales made to our marketing partners via the CWS Platform and subscriptions offered through the CWS Platform. Moreover, we derive significant revenue from the sale of alcohol that bears our SWOL trademark. The objective of these activities is to generate recurring monthly revenue through subscriptions and product placements.

We believe that our business model will result in multiple, highly sustainable revenue sources and an opportunity to capitalize on the growth in demand for liquor in the United States. To date, sales of alcoholic beverages have been generated through our exclusive arrangement with CWS, who sells these products. This includes third-party brands hiring the Company to market their alcoholic beverage products, subscriptions through our membership programs, and the product sale of tequila branded with our trademark, “SWOL,” bearing application number 2345291 and registration number 2141431 (registered in Mexico). We intend to further diversify our revenue streams and anticipate that the diversity of our revenue streams will continue to grow as our internal brands gain market recognition and penetration, our marketing services abilities become well known, and our subscription services become popular.

Our Historical Performance

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern. During the years ended December 31, 2024 and 2023, we had net losses of $22,754,178 and $15,747,724, respectively.

The Company has raised funds from the IPO and an additional $16.6 million from its public offerings in October and November 2023. During the year ended December 31, 2024, the Company received net proceeds of $1,543,079 from the sale of an aggregate of 1,485,575 shares of common stock pursuant to an at-the-market public offering. In addition, the Company received gross proceeds of $350,020 from the sale of securities pursuant to the December Purchase Agreement, and gross proceeds of $3,000,000 from the sale of securities pursuant to Lazar Purchase Agreement. However, the Company expects that its cash and cash equivalents as of the date of this Annual Report on Form 10-K may not be sufficient to fund its operating expenses and potential acquisition plans for at least one year. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, or to obtain additional capital financing to support current negative cash flow trends. No assurance can be given that the Company will be successful in these efforts.

For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Going Concern”.

Industry Overview

We plan to address market demand by aligning with key industry trends and by utilizing strategic relationships to source, brand, finance and distribute products. Specifically, we focus on tequila, wine, and other specialty products by utilizing e-commerce and technology to drive sales. The market for alcohol includes beverages such as spirits, wines, and beer. Our focus is on the United States market.

The alcoholic beverages market is expected to grow by around 37% by 2028 to over 2.1 trillion U.S. dollars in value from 2022’s value of 1.53 trillion dollars. The United States represents one of the largest global markets for all alcoholic beverage category sales (Statista, Alcoholic Drinks — Market Size, November 2024). This demonstrates a considerable amount of consumption and a large and stable market that is continuing to evolve. Spirits and wine accounted for approximately 50.6% of total consumption as of January 2023 (Statista, Alcoholic Drinks — Revenue — United States, January 2023).

Moreover, we believe e-commerce is increasingly becoming a driver of demand for at-home consumption of alcoholic products, driven in part by the recent pandemic. Due to this shift, people who used to go to a bar or a restaurant to consume alcohol are now buying products increasingly online or even going to the manufacturer directly where the law permits, and we believe that this trend will continue even as the impact of the pandemic begins to lessen. We also believe that this demonstrates great potential for continued market expansion and the relevance of e-commerce platforms for alcohol. In particular, the United States has shown a strong uptrend in the purchase of alcohol online, as set forth in the chart below (Vaimo, Martin Hjalm, Alcohol Ecommerce: Trends, Strategies, and Markets in 2023, January 2023). Total global online retail sales are expected to reach $8.148 trillion in 2026. Digital retail sales increased 17.1% between 2020 and 2021, largely due to the COVID-19 pandemic. Growth slowed to 9.7% the following year. Between now and 2026, online retail sales are expected to record a 9.26% CAGR. By 2026, they could make up 24% of total global retail sales (Emarketer, Ethan Cramer-Flood, Worldwide Ecommerce Forecast Update 2022, July 2022).

In addition to sustained demand for the largest product categories (beer, wine and spirits) and increased prominence of e-commerce, the demand for quality and novel products continues to increase as well (Forbes, Joseph Micallef, The Top Ten Trends Shaping The Adult Beverage Market In 2021, January 2021). Within this market, the consumption of products is increasing due to several market trends, including the demand for new categories of beverages, such as specialty spirits, flavored wines and sparkling wines, and premixed carbonated drinks. A survey of 1,600 adult U.S. consumers by PwC Consumer Segment Survey sets forth this trend with 54% of those buying alcoholic beverages responding, “I am buying new brands even when my usual brands are available” (PwC, M&A breathes new life into brand portfolios for spirits companies, 2021) as opposed to only 47% of those buying non-alcoholic beverages.

The market is also being impacted by health-conscious trends, as evidenced by the growing demand for functional, low-alcohol, and alcohol-free beverages as well as organic and sustainable options. Customers now find it simpler to buy alcoholic beverages online thanks to the market’s additional transformation brought about by the e-commerce boom. Consumer tastes are also still influenced by social and cultural trends, such as the rising appeal of cocktail culture and experience drinking. The United States continues to be a vital market for producers of alcoholic beverages despite obstacles. Customers are also more willing to try novel and inventive alcoholic beverages, which encourages more experimentation with ingredients, flavors, and brewing and distilling methods. (Research and Markets, Alcoholic Beverages Market Trends and Forecast Report 2025-2033: Revenues to Grow by Nearly $1 Trillion, March 2025).

If recent trends continue, the year ahead should continue to see “ready-to-drink” alcoholic beverages (“RTDs”) grow faster than any other segment of the spirits category. It has outpaced all other segments by wide growth rates for several years running. One of the key trends to watch in 2025 is a continued shift to more premium spirits-based RTDs. According to the Distilled Spirits Council of the U.S. (DISCUS), canned cocktails have grown faster than any other spirit segment — 35.8% by revenue from 2021-2022. Spirits have a lot of room to grow in RTDs, as they only comprise 13% of the market, compared to 86% malt-based and only a sliver, 1%, wine-based. The second fastest-growing spirits category has been agave, mainly tequila and mezcal, which grew by 17.2% from 2021-2022. In 2025, the vast number of tequila fans are expected to continue to branch out into other agave-based or related beverages like sotol and raicilla (Crafted, What’s Shaping Bev-Alc in 2025? Key Trends to Watch, February 2025).

Market Trends

According to the recent IWSR research (IWSR, Five Key Trends Shifting the Beverage Alcohol Market in 2025, February 2025), after persistent inflation, geopolitical tensions and varying levels of consumer confidence characterized 2024, the next 12 months will be marked by continued economic uncertainty, but also a number of promising growth opportunities. In IWSR article, Emily Neill, Chief Operating Officer Research and Operations of IWSR, says that “the drinks industry faces a subdued but opportunity-rich environment in 2025. Channel shifts offer a note of optimism, with the on-premise showing nascent growth in some key markets, and digital platforms wielding a growing influence on both online and offline purchasing decisions. As these key trends shape the beverage alcohol landscape in 2025, they start to frame some key growth segments and markets for the industry. Navigating these will require growth opportunities to be assessed on a market, category and price-tier basis, with a more nuanced approach than was previously needed.”

We believe the following trends will continue to shape the alcoholic beverage market (IWSR, Five Key Trends Shifting the Beverage Alcohol Market in 2025, February 2025; Auguste Escoffier School of Culinary Arts, 2025 Alcohol and Beverage Trends: Key Statistics on What’s Pouring in Bars and Homes, January 2025):

●

The rise of casual consumption.

According to Richard Halstead, Chief Operating Officer Consumer Insights and Custom Analytics of IWSR, “the shift from formal, high-profile drinking occasions to more casual and spontaneous settings is transforming the beverage alcohol landscape – especially for categories such as rosé wine, Prosecco, bitters and spirit aperitifs. Changing social norms, economic constraints and a preference for relaxed, versatile beverages are driving this shift.” In the US, Prosecco and RTDs are proving popular at brunches, barbecues and informal gatherings, replacing more expensive options such as Champagne.

●

Channel shifts impacting purchasing decisions.

Digital platforms are now playing a pivotal role in driving offline sales, with more consumers turning to online research to guide their in-store purchases. According to IWSR research, 63% of online alcohol buyers conduct extensive research before making a purchase – a trend increasingly echoed by offline shoppers.

●

Ready-to-Drink Beverages.

RTDs are one of the fastest growing segments in the industry—and, that trend is likely to continue. Increasingly, higher end RTD cocktails are entering the market, giving people the opportunity to try high quality products without going to a bar or studying mixology.

●

Agave-Based Spirits.

In recent years, Americans’ appetite for these Mexican spirits has proven to be nearly insatiable. In 2023 tequila overtook whiskey to become the second-most consumed spirit by value in the U.S.—and in 2024, tequila outsold vodka in the U.S. bars. One industry review found that 54% of bars said tequila outperformed all other liquors last year, and 64% of bars are planning to offer more tequila (and other agave spirits) compared to other liquors in the year to come.

●

Premiumization.

In recent years the alcohol industry has seen a trend toward premiumization—the consumer habit of spending more on fewer purchases of higher quality products. This concept goes hand in hand with the trend of consumers drinking less; if people are drinking less, and on fewer occasions, they may be willing to spend more when they do decide to imbibe. Young people seem more inclined to premium habits than older groups. According to a report from Curren Goodden Associates (CGA), 54% of 18-34-year-olds are likely to choose a premium drink versus 35% of those over 55. Similarly, a survey conducted by Bacardi in 2023 found that 41% of U.S. consumers between the ages of 21 and 44 planned to “seek more premium spirits” in 2024.

We anticipate all these market trends will positively impact our business and present an opportunity to continue expanding. Specifically, we align with market trends by focusing our marketing and distribution efforts online, and we expect to bring new and exciting premium products to market across categories. In addition, we generate online promotional activities around holidays and life events, while always being mindful of ethically sourcing products for distribution.

The Services and Brands

The CWS Platform is an American online retailer specializing in selling alcohol products, striving to become the most trusted and convenient destination for online alcohol purchases. Combining the personalized service of a neighborhood alcohol shop with the efficiency of e-commerce, we offer a wide selection of products, including our exclusive brand, SWOL Tequila, all at competitive prices with fast shipping and around-the-clock convenience. At the heart of our brand is a commitment to exceptional customer service, driving us to continuously innovate our operations for an enhanced shopping experience. From user-friendly website navigation and a top-rated mobile app to detailed order tracking and personalized product recommendations, we are revolutionizing the online alcohol shopping experience, ensuring customer satisfaction remains paramount in all our endeavors.

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

We believe that our focus on our brand identity and product innovation will allow us to continue generating consumer interest and hype for each addition to the product line bearing the SWOL trademark. Moreover, SWOL has been developed to align with current consumer preferences and trends within the market. Essentially, we generate SWOL products that maintain the high-quality ingredients from the Tequila region of Mexico and combine that tradition of quality with new and exciting flavors. CWS Platform is offering the following products bearing the SWOL trademark at competitive price points:

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

Vault is an exclusive membership program for CWS Platform customers. Through the CWS Platform, users can sign up for this exclusive membership where they will have access to all products available through CWS combined with special membership benefits including: (i) 10% off all products site wide, including sale items; (ii) exclusive access to redeem loyalty points to use for further discounts on purchases; (iii) free ground shipping (2-5 business days) on orders over $100 (limited to three shipping addresses, not valid for corporate orders); (iv) access to special promotional offers; and (v) free mystery vault gifts. The monthly membership costs customers $19.95 and requires an initial 6-month start-up commitment. The objective is to create a loyal customer base that provides us with recurring monthly subscription revenue. Vault also provides us with the means to provide customers with special discounts to marketing partner brands, which we make solely available to Vault members. We market this membership program on the CWS Platform.

Soleil Vino will be a wine subscription service that is marketed on the CWS Platform and will offer a selection of vintage and limited production wines. Through the CWS Platform, users will sign up for this exclusive membership where they will have access to curated selections of wine from around the world. With Soleil Vino, we intend to create a premium wine subscription service on the market with the highest quality, and diverse selections of wine offerings, which we refer to as our Wine Club. We expect our Wine Club to have three membership options based on different wine quality and price. Within each membership, our customers will select whether they want to receive two or four bottles each month, and whether they want white wine only, red wine only, or a variety box. Members will also get access to a members-only dashboard, where they can access informational blogs written by in-house wine experts. They will also receive monthly newsletters with additional information, and various discounts for other products on the CWS Platform. Membership fees for Soleil Vino will be charged monthly and can be cancelled at any time after the initial three months of subscription service. We are responsible for launching the Wine Club through a series of ads, social and email campaigns, and all exclusive content and wine selection for members will be handled by in-house wine experts. We will market the Wine Club on the CWS Platform and are entitled to all the revenue from the subscriptions. The Wine Club is expected to have three subscription membership options based on different wine quality, price, and quantity.

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

Central to the business model, we offer access to an exclusive network of industry influencers or brand ambassadors. Engaging with us provides clients with the opportunity to select a tailored list of influencers to promote their brand to an ideal target market. LQR House currently has relationships with 460 influencers,  which is a significant differentiator and underscores the uniqueness of our company as a marketing platform. Influencers are provided with a commission based on the number of products they sell and drive traffic to the CWS Platform. The more an influencer generates in sales for a brand, the more the influencer makes in commissions. This directly aligns the objectives of the brand, influencer and LQR House. Key elements of a typical influencer program may include:

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

Our Relationships with Third-Party Alcohol Brands

To date, we have engaged with various brands to bring their products to our customer base. We have engaged with brands including, but not limited to Loca Loka, Pinaq, Don Ramon, Soda Jerk, and Full Bore Whiskey to market and sell their products on the CWS Platform. Our clients generally include newer alcohol brands that produce small batches and craft spirits. Many customers return for additional marketing programs after the initial engagement and elect to enter multiple month arrangements.

Our Competition and Competitive Strengths

The market for online sales and promotions of alcohol is competitive. This includes large online retailers such as Amazon, specialty e-commerce sites and direct sales from producers. These companies are often larger than us, and have considerable financial, technical and human capital resources. However, we believe that we have the following competitive strengths that will allow us to capitalize on the growing alcoholic beverage industry and alcohol e-commerce:

●	Targeted marketing. We believe that our branding style, and the branding services we provide to our clients, allow us to market directly to the millennial market demographic. We believe we accomplish this marketing through our ad campaigns and marketing materials that have a sleek and modern look and feel. By implementing this targeted approach, in our view, we provide a unique and modern customer experience that helps us capture a key market in the alcoholic beverage industry. Our search engine optimization, or SEO, has been developed over many years. In our view, it provides customers with premium placement opportunities they often cannot source anywhere else.

●	Extensive influencer network. We believe that our team has created one of the most extensive influencer relationship lists within the alcohol industry for small batch and exclusive brands. We have around 460 influencer relationships that differentiate us from many other online marketing channels available to brands.

●	Extensive e-commerce and marketing expertise. Our team has decades of experience combined in e-commerce and implementing online strategies to maximize the benefit of marketing campaigns. This includes online promotional campaigns that drive sales of products.

●	Working with highly differentiated brands. We vet the external brands we promote to ensure that all of the products we market align with our own brand and strategy. We believe our vetting process allows us to maximize the value we provide to our clients, while also allowing us to provide consumers with exclusive options not available from larger distributors.

●	Strategic relationships. We believe we have developed and solidified relationships with multiple groups that can deliver value to external brand customers. This includes marketing, import, storage and retail/wholesale distribution relationships.

In addition to online competition, we face competition from other emerging products, as the market can be characterized as highly fragmented with many new brands coming to the market. We believe we differentiate our wholly-owned brands in several ways:

●	Development of products that are not generally available in the market. We focus our product development on flavors and variations of products that are not generally available on the market. This differentiation aligns with current market trends and results in alignment with modern consumer preference for new and exciting brand products that expand the profile of legacy products. For example, SWOL Peach Tequila.

●	Setting competitive price points. We believe we have set a competitive price point, which aligns with the uniqueness and quality of the products offered by the Company. This price point is important in the context of differentiating legacy or generic products in the industry. This comes from years of experience within the industry and significant data points about comparable products within the market that we and our partners collected.

●	Focus on quality. We believe all our products are sourced from the highest quality producers, and we vet our producers by visiting locations to verify quality and control procedures.

●	Labelling and marketing promotions. We believe that we have crafted unique labelling which aligns with our branding. Our labelling includes a removable patch that can be affixed to other items. This serves as continued marketing for our products, as the patch remains after the bottle has been consumed.

Our Growth Strategies

Marketing

We have developed three primary methods for facilitating deals through our marketing division:

●	Channel Partners/Influencers. Our most successful service to date is the ability for liquor brands to have their products displayed by a social media influencer team via product placement, promotion and usage in advertorial collaborations. These influencers are often approached by new brands independently, which are then referred to us. We built up our own group (network) of influencers from scratch (bartenders, alcohol personalities, restaurateurs, social media personalities, alcohol representatives). These influencers have a direct line to qualified customers who are looking to buy products that they recommend. After signing a marketing client, we send their products to our influencers who then create client specific content that directs their followers to the CWS website to buy the product. The influencers are only paid a percentage of sales.

●	Direct Inbound Lead Generation. Due to the surge in demand for marketing companies that specialize in liquor and alcohol promotion, we have been contacted by an influx of new brands and medium-sized companies that are looking to scale via resources and available services. This is also being driven based on past successes with brands that refer their industry relationships to LQR House. For example, when we first launched the program, we contracted with four to five clients on a monthly basis. Since then, we have had at least 5-8 clients utilizing our marketing services on a monthly basis. As we continue to grow our operations and increase our service offerings, we intend to increase inbound marketing via Google Ads, social media promotion and search engine optimization to ensure new leads flowing in.

●	Liquor Brand Development. Through our exclusive marketing agreements with external brands, we are developing a reputation as a premium marketer and advertiser for liquor brands, and one that offers efficient and cost-effective services. Brands that are looking to establish themselves often find the Company through web properties of those lines, such as swoltequila.com.

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

We expect to utilize a formal acquisition process for the identification and analysis of targets in the context of strategic alignment to our business objectives, approaching targets for solicitation of interest in a transaction, completing financial, legal and technical due diligence, and negotiating the terms of a transaction and related legal documentation. The core objective of this process is to scale our revenue and earnings and complement our existing operational activities. Members of our management team have completed significant financial transactions over the course of their careers, and have experience working with corporate issuers, investment and merchant banks, and law firms, and we believe that our management’s experience will help us achieve our business goals. As of the date of this Annual Report on Form 10-K, we do not have any acquisitions in progress, nor have we identified any potential acquisitions.

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

SWOL Intellectual Property

●	Trademarks: SWOL and Design and all associated intellectual property rights, which are registered in Mexico only (application number 2345291, registration number 2141431).

●	All labels, logos and other branding bearing the SWOL and Design marks or any mark substantially similar to the same.

Soleil Vino Intellectual Property

●	Trademarks for Soleil Vino and all associated trade dress and intellectual property rights (which are not currently registered by us).

●	All labels, logos and other branding bearing the Soleil Vino marks or any mark substantially similar to the same.

●	Domain name http://www.soleilvino.com, and all related digital and social media content including but not limited to influencer networks, and all related content, and all related sales channels.

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

Human Capital

As of March 31, 2025, we have 4 employees, and 3 independent contractors. Our independent contractors include third-party service providers who staff our organization and supplement our teams as needed. None of our personnel are represented by labor unions, and we believe that we have an excellent relationship with everyone who works with us. We operate the Company under remote-first principles.

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

The California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. In addition, the European Union and United Kingdom have adopted the General Data Protection Regulation (GDPR), which likewise impose significant data protection obligations on enterprises, including limitations on data uses and constraints on certain uses of sensitive data. Effective January 1, 2023, we became subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act, and Virginia’s Consumer Data Protection Act, another comprehensive data privacy law. Effective July 1, 2023, we became subject to the Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we became subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this Annual Report on Form 10-K, before purchasing our common stock. We have listed below (not necessarily in order of importance or probability of occurrence) what we believe to be the most significant risk factors applicable to us, but they do not constitute all of the risks that may be applicable to us. Any of the following factors could harm our business, financial condition, results of operations or prospects, and could result in a partial or complete loss of your investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

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

In the years ended December 31, 2024 and 2023, all revenue was derived from or directly related to contractual relationship with CWS. Although we acquired the CWS Platform from Ssquared on November 1, 2023, and no longer rely on the Marketing Agreement for any revenue, CWS will continue to be for the foreseeable future our only source of distribution of alcoholic beverages. Additionally, because the President of CWS is also the 100% equity owner of KBROS, we could have opportunities in the future to expand the number of our distributors or even replace CWS with a distributor that offer terms more favorable. These opportunities could be declined by KBROS as it is responsible for the management of the fulfillment of sales orders that are generated by the CWS Platform. Because of the affiliate relationship between KBROS and CWS, KBROS would be conflicted if presented with opportunities for the CWS Platform that are against the interests of CWS and may decline such opportunities against our interest. While our relationship with CWS is ongoing and is expected to continue, we cannot be certain that CWS will be willing or able to continue to distribute the products sold on the CWS Platform and although under the Management Agreement it is KBROS’s responsibility to fulfill orders, if we could not or KBROS were not able or willing to secure a new distributor for the CWS Platform if necessary, the lack of a distributor would have material adverse consequences on our financial condition and prospects.

We have a limited operating history, which may make it difficult to evaluate our business and prospects.

The Company is an early, startup stage entity with little operating history. The Company only has nominal cash as of the date of this Annual Report on Form 10-K. The revenue and income potential of the Company’s business and market are unproven. The Company’s limited operating history makes an evaluation of the Company and its prospects difficult and highly speculative. There can be no assurances that: (a) the Company will be able to develop products or services on a timely and cost effective basis; (b) the Company will be able to generate any increase in revenues; (c) the Company will have adequate financing or resources to continue operating its business and to provide products and services to customers; (d) the Company will earn a profit; (e) the Company can raise sufficient capital to support operations by attaining profitability; or (f) the Company can satisfy future liabilities.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $22,754,178 and $15,747,724 during the years ended December 31, 2024 and 2023, respectively, and had cash used in operations of $6,618,417 during the year ended December 31, 2024. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern until it reaches profitability is dependent upon its ability to generate cash from operating activities and to raise additional capital to fund operations. Management plans to raise additional capital to fund operations through debt and/or equity financings. The Company has raised funds from the IPO and an additional $16.6 million from its public offerings in October and November 2023. During the year ended December 31, 2024, the Company received net proceeds of $1,543,079 from the sale of an aggregate of 1,485,575 shares of common stock pursuant to an at-the-market public offering. In addition, the Company received gross proceeds of $350,020 from the sale of securities pursuant to the December Purchase Agreement, and gross proceeds of $3,000,000 from the sale of securities pursuant to Lazar Purchase Agreement. Our failure to raise additional capital in future could have a negative impact on not only our financial condition but also our ability to execute our business plan. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not be able to obtain financing on acceptable terms, or at all.

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

During the years ended December 31, 2024 and 2023, we had net losses of $22,754,178 and $15,747,724, respectively. It is anticipated that the Company may continue to sustain operating losses. Its ability to become and/or remain profitable depends in material part on success in growing and expanding the Company’s products and services. There can be no assurance that this will occur. Unanticipated problems and expenses often encountered in offering new and unique products or services may impact whether the Company is successful. Furthermore, the Company may encounter substantial delays and unexpected expenses related to development, technological changes, marketing, insurance, legal or regulatory requirements and changes to such requirements or other unforeseen difficulties. There can be no assurance that the Company will remain profitable. If the Company sustains losses over a period of time, it may be unable to continue in business.

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

Our business may be impacted by political, trade or regulatory developments in the jurisdictions in which we sell our products.

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in March 2025, the U.S. initially imposed a 25% tariff on imports from Canada and Mexico and imposed a 20% tariff on imports from China. The U.S. largely reversed course and goods eligible for treatment under the 2020 United States-Mexico-Canada Agreement (“USMCA”) can enter the U.S. tariff free until April 2, 2025. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. In retaliation to the recent U.S. imposed tariffs, China imposed tariffs up to 15% on a wide array of U.S. farm exports, and Canada and Mexico have stated they will impose tariffs on the U.S. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. We import our SWOL Tequila from Mexico. We also sell out products in Canada. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition, results of operations or our industry. The impact of these potential tariffs on our financial condition, results of operations or industry, if any, is subject to a number of factors that are not yet known, including any countermeasures that the target countries may take in response to such tariffs. In light of these uncertainties, we can provide no assurance that any mitigating actions that may become available to us, such as our ability to pass along some or all of the costs of any tariffs to some or all of our customers, will be successful.

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

Risks Related to Ownership of Our Common Stock

An active trading market for our shares may not be sustained.

Although our shares are listed on The Nasdaq Stock Market LLC, the market for our shares has demonstrated varying levels of trading activity. The current level of trading may not be sustained in the future. The lack of an active market for our shares may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional assets by using our shares as consideration.

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

The stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance of individual companies, particularly following a public offering of a company with a small public float. There is the potential for rapid and substantial price volatility of our common stock. Broad market factors may seriously harm the market price of our common stock, regardless of our actual or expected operating performance and financial condition or prospects, which may make it difficult for investors to assess the rapidly changing value of our common stock. Additionally, the price and volume of our common stock may fluctuate significantly as a result of the following factors:

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

Certain recent initial public offerings of companies with relatively small public floats comparable to our anticipated public float have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

Our share price is highly volatile. During the period from August 10, 2023, to March 28, 2025 the closing price of our common stock ranged from a high of $155.97 per share to a low of $0.22 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the public offering price and you may lose some or all of your investment.

In addition to the risks addressed above, our common stock may continue to be subject to rapid and substantial price volatility. Recently, companies with comparably small public floats and initial public offering sizes have experienced instances of extreme stock price run-ups followed by rapid price declines, and such stock price volatility was seemingly unrelated to the respective company’s underlying performance. Although the specific cause of such volatility is unclear, our anticipated public float may amplify the impact the actions taken by a few stockholders have on the price of our stock, which may cause our stock price to deviate, potentially significantly, from a price that better reflects the underlying performance of our business. Our common stock may experience run-ups and declines that are seemingly unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock. In addition, investors of shares of our common stock may experience losses, which may be material, if the price of our common stock declines or if such investors purchase shares of our common stock prior to any price decline.

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

We have never paid cash dividends on our stock and do not intend to pay cash dividends for the foreseeable future.

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

ITEM 2. PROPERTIES

We do not own any real property. We do not lease any real property or physical office space. We maintain a mailing address at 6538 Collins Ave. Suite 344, Miami Beach, Florida 33141.

We are a remote-first company, meaning that our employees, consultants and contactors work remotely. Substantially all of our executive team meetings are held virtually, with meetings occasionally held in-person at locations that are not our offices. We hold all of our stockholder meetings virtually. As a result of this strategy, we do not maintain corporate headquarters or principal executive offices. We believe this arrangement is presently adequate to meet the Company’s operational needs.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, to which the Company or any of its subsidiaries is a party or of which any of our property is the subject.

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

Item 4. MINE SAFETY DISCLOSURES.

Not Applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is trading on the Nasdaq Capital Market under the symbol “YHC.”

Holders

As of March 31, 2025, we had approximately 30 individual shareholders of record of our common stock. We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because a number of shares of our common stock are held through brokerage firms in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

In February 2021 our Board of Directors and our stockholders approved our 2021 Equity Incentive Plan (the “2021 Plan”) as amended by Amendment No. 1 which was approved by our Board of Directors and stockholders on March 10, 2023, and by Amendment No.2 (“Second Plan Amendment”) which was approved by our Board and stockholders. The 2021 Plan governs equity awards to our employees, directors, officers, consultants and other eligible participants. In accordance with the Second Plan Amendment, which was approved by the stockholders of the Company on December 19, 2024 the total number of shares that may be subject to awards under the 2021 Plan was increased by additional 2,928,750 shares. In addition, the 2021 Plan allows for an automatic increase of number of shares subject to the 2021 Plan at the beginning of each fiscal year beginning with the 2025 fiscal year, in an amount equal to the least of (a) 500,000 shares, (b) a number of shares equal to four percent (4%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, and (c) such number of shares determined by the administrator of 2021 Plan no later than the last day of the immediately preceding fiscal year. As of March 31, 2025, the maximum number of shares of our common stock that may be subject to awards under the 2021 Plan is 3,500,000.

The types of awards permitted under the 2021 Plan include nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. Each option shall be exercisable at such times and subject to such terms and conditions as the Board of Directors of the Company may specify.

The 2021 Plan is administered by our Compensation Committee which shall have the power and authority to grant awards consistent with the terms of the 2021 Plan, including the power and authority: (i) to select the individuals to whom awards may from time to time be granted; (ii) to determine the time or times of grant, and the extent, if any, of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights, or any combination of the foregoing, granted to any one or more grantees; (iii) to determine the number of shares of stock to be covered by any award; (iv) to determine and modify from time to time the terms and conditions, including restrictions, not inconsistent with the terms of the 2021 Plan, of any award, which terms and conditions may differ among individual awards and grantees, and to approve the forms of award certificates; (v) to accelerate at any time the exercisability or vesting of all or any portion of any award; (vi) subject to the provisions of the 2021 Plan to extend at any time the period in which stock options may be exercised; and (vii) at any time to adopt, alter and repeal such rules, guidelines and practices for administration of the 2021 Plan and for its own acts and proceedings as it shall deem advisable; to interpret the terms and provisions of the 2021 Plan and any award (including related written instruments); to make all determinations it deems advisable for the administration of the 2021 Plan; to decide all disputes arising in connection with the 2021 Plan; and to otherwise supervise the administration of the 2021 Plan. All decisions and interpretations of the administrator shall be binding on all persons, including the Company and the 2021 Plan grantees.

The table below sets forth information as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights	Weighted- average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

Equity compensation plans approved by security holders	209,845	$10.90	2,773,750
Equity compensation plans not approved by security holders	-	-	-
Total	209,845	$10.90	2,773,750

Recent Sales of Unregistered Securities

On May 19, 2024, the Company entered into Share Exchange Agreement with a Director (the “Seller”) of Cannon Estate Winery Ltd., a British Columbia corporation to consummate an acquisition of approximately 9.99% of Common Shares of Cannon by the Company. Pursuant to the Agreement, the Seller transferred and delivered to the Company 113,085 of the Common Shares of Cannon and in exchange the Company issued and deliver to the Seller 750,000 shares of the Company’s common stock.

On October 15, 2024, the Company entered into Lazar Purchase Agreement pursuant to which Company issued to Lazar 1,101,818 shares of common stock at a price of $0.55 per share for aggregate proceeds of $606,000.

On December 19, 2024 the Company entered into independent director agreements with newly elected and appointed directors Mr. Yilin Lu, Mr. Hong Chun Yeung, Mr. Lijun Chen and Dr. Jing Lu, pursuant to which each director shall receive an equity compensation in a form of 50,000 restricted stock units, vesting in eight (8) equal quarterly installments commencing in the first quarter of 2025, provided that such directors remain in continuous service of the Company on such dates granted. In October and December 2024, three directors Jay Dhaliwal, James Huber and Gary Herman resigned as a member of board. Following their resignation, the unvested restricted stock units (“RSUs”) to them were cancelled. As of December 31, 2024, total RSUs 209,845 remained outstanding.

On December 30, 2024, the Company issued 4,352,727 shares of common stock at a price of $0.55 per share, and a five-year warrant to acquire up to 10,909,090 shares of common stock at an exercise price of $0.55 per share to the Lazar Assignees pursuant to the Lazar Purchase Agreement.

On December 30, 2024, the Company issued 636,400 shares of common stock to various investors pursuant to Securities Purchase Agreement at a price of $0.55 per share for aggregate gross proceeds of $350,020.

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

Purchases of Equity Securities by Issuer and Its Affiliates

In August 2023, the Company’s Board of Directors approved a share buyback program under which the Company can repurchase up to 20% of its common stock in open market and privately negotiated purchases, in compliance with Rule 10b-18 under the Exchange Act. The Company engaged and entered into an agreement with Dominari Securities LLC (“Dominari”) on August 28, 2023, to effect the share buyback program. The share buyback program commenced on, or about, September 8, 2023. Dominari shall determine, in its sole discretion, the timing, amount, prices and manner of purchase of securities during such period. The share buyback program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time. During the year ended December 31, 2023, 865,070 shares of the Company were purchased at a cost average of $1.7 per share in accordance with Rule 10b-18. During the year ended December 31, 2024, 190,628 shares of the Company were purchased at a cost average of $2.9 per share in accordance with Rule 10b-18.

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

Not applicable.

ITEM 6. RESERVED

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

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

In June 2024, we acquired a minority stake of common shares of DRNK Beverage Corp., a British Columbia corporation (which became Chase Mocktails Ltd.), operating in the non-alcoholic and ready-to-drink beverage markets. As of December 31, 2024, the Company has recorded an impairment based on its evaluation of the investee. Refer to the consolidated financial statements for further disclosure.

The Services and Brands We Market

LQR House is an American online retailer of alcohol products.

The CWS Platform is an American online retailer specializing in selling alcohol products, striving to become the most trusted and convenient destination for online alcohol purchases. Combining the personalized service of a neighborhood alcohol shop with the efficiency of e-commerce, we offer a wide selection of products, including our exclusive brand, SWOL Tequila, all at competitive prices with fast shipping and around-the-clock convenience. At the heart of our brand is a commitment to exceptional customer service, driving us to continuously innovate our operations for an enhanced shopping experience. From user-friendly website navigation and a top-rated mobile app to detailed order tracking and personalized product recommendations, we are revolutionizing the online alcohol shopping experience, ensuring customer satisfaction remains paramount in all our endeavors.

The following products and services constitute the core elements of our business model and allow us to serve various types of customers in the alcohol industry, including individual consumers, wholesalers, and third-party alcohol brands:

●	SWOL Tequila is a limited-edition blend of tequila made in exclusive batches of up to 10,000 bottles which was originally owned by Dollinger Innovations and transferred over to us pursuant to the Tequila Asset Purchase Agreement. Pursuant to the Tequila Asset Purchase Agreement, we purchased all of the right, title and interest in the trademarks SWOL and all associated trade dress and intellectual property rights and all labels, logos and other branding bearing the SWOL marks or any mark substantially similar to the same. Tequila bearing the “SWOL” trademark is produced by Casa Cava de Oro S.A., an authentic tequila distillery in Jalisco, Mexico, imported into the United States through Rilo Import & Export (“Rilo”) by Country Wine & Spirits LLC (“CWS”) and sold to retail customers in the United States via the CWS Platform and in CWS’s physical locations.

●	Vault is the exclusive membership program for the CWS Platform, which is offered and managed by the Company. We receive the subscriptions fees generated by this program. Through the CWS Platform, users can sign up for this exclusive membership where they will have access to all products available through CWS combined with special membership benefits.

●	Soleil Vino will be a wine subscription service marketed on the CWS Platform that will offer a selection of vintage and limited production wines. Through the CWS Platform, users will be able to sign up for this exclusive membership where they will have access to curated selections of wine from around the world. With Soleil Vino, we intend to create a premium wine subscription service on the market with high qualities and diverse selections of wine offerings. Pursuant to an asset purchase agreement, dated May 31, 2021, between us and Dollinger Holdings LLC, we purchased all of the right, title and interest in all trademarks regardless of registration status for Soleil Vino and all associated trade dress and intellectual property rights, all labels, logos and other branding bearing the Soleil Vino marks or any mark substantially similar to the same, and all website and all related digital and social media content including but not limited to influencer networks, http://www.soleilvino.com, and all related content, and all related sales channels was transferred.

●	LQR House Marketing is a marketing service in which we utilize our marketing expertise to help our wholly owned brands and third-party clients market their products to consumers. For example, by engaging us for our marketing services, our clients gain the ability to advertise and sell their brand on the CWS Platform.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive pricing;

●	our ability to broaden product or service offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and maintain a network of influencers with a relevant audience;

●	our ability to attract and retain talented employees and contractors; and

●	market conditions and our market position.

●	ability to make profitable investments in complimentary business.

Our Growth Strategies

The key elements of our strategy to expand our business include the following:

●	Collaborative Marketing. We intend to develop leading brands for up-and-coming companies and start-ups and align with celebrities and influencers with significant followings to enhance their online marketing presence.

●	Expand Our Brand. We intend to continue expanding and developing our existing SWOL brand by purchasing and selling larger amounts of SWOL products to accelerate brand recognition and increasing our marketing presence.

●	Opportunistic Acquisitions. We intend to pursue opportunistic acquisitions with existing alcohol brands and companies that have distribution licenses and physical storage locations and acquire technology that complements our business.

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table sets forth key components of our results of operations during the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023	Var. $	Var. %
Revenue - services	$117,965	$474,048	$(356,083)	-75%
Revenue - product	2,383,695	646,574	1,737,121	269%
Total revenues	2,501,660	1,120,622	1,381,038	123%

Cost of revenue - services	178,851	351,823	(172,972)	-49%
Cost of revenue - product	2,635,984	563,775	2,072,209	368%
Total cost of revenue	2,814,835	915,598	1,899,237	207%
Gross profit (loss)	(313,175)	205,024	(518,199)	-253%

Operating expenses:
General and administrative	14,556,220	11,426,747	3,129,473	27%
Sales and marketing	3,617,924	2,480,001	1,137,923	46%
Impairment of intangible asset	-	1,875,000	(1,875,000)	-100%
Total operating expenses	18,174,144	15,781,748	2,392,396	15%

Loss from operations	(18,487,319)	(15,576,724)	(2,910,595)	19%

Other income (expense):
Interest expense	-	(171,000)	171,000	-100%
Impairment of investment	(4,500,000)	-	(4,500,000)	100%
Other income	227,467	-	227,467	100%
Realized gain/(loss) on securities	5,674	-	5,674	100%
Total other income	(4,266,859)	(171,000)	4,095,859	2,395%

Provision for income taxes	-	-	-
Net loss	$(22,754,178)	$(15,747,724)	$(7,006,454)	44%

Revenue

For the years ended December 31, 2024 and 2023, service revenues were $117,965 and $474,048, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships. Service revenues decreased by $356,083 as more focus was emphasized on the CWS Platform.

For the year ended December 31, 2024, product revenues were $2,383,695 compared to $646,574 in the similar 2023. The increase of $1,737,121 in revenues is due to product sales via the CWS Platform after the acquisition in November 2023.

Cost of Revenue and Gross Profit (Loss)

For the years ended December 31, 2024 and 2023, service cost of revenues was $178,851 and $351,823, respectively. Cost of revenues decreased by $172,972 in 2024 due to decrease in service revenue. In 2023, cost of revenues included amortization of the marketing license, which was impaired as of December 31, 2023.

Product cost of revenues was $2,635,984 and $563,775 in the years ended December 31, 2024 and 2023, respectively. The increase was due to product and shipping costs associated with the product sales via the CWS Platform, which was acquired in November 2023.

Gross profit (loss) was ($313,175) and $205,024 for the years ended December 31, 2024 and 2023. The Company has incurred gross losses in 2024 as it transitions its strategies from marketing to the CWS Platform. Management is exploring various strategies, including customer acquisition and new partnerships, to increase volume in order to achieve better gross margins in 2025.

General and Administrative

For the years ended December 31, 2024 and 2023, general and administrative expenses were $14,556,220 and $11,426,747, respectively. General and administrative expenses increased by $3,129,473 in 2024 as compared to 2023. In 2024, the Company recorded $2,533,256 in non-cash stock-based compensation expense pertaining to the issuance of restricted stock units as compared to $1,091,648 recorded in 2023. General and administrative expenses also increased due to personnel costs as the Company entered into several settlement, bonus and retention agreements totaling $8,021,000 in late 2024 most of which were paid to insiders and related parties of the Company.

Bonus and retention agreements reflect strategic decisions made by the Company to retain key talent and incentivize critical personnel. These bonus and retention agreements were based on strategic decisions made by the Company to retain key talent and incentivize critical personnel. These were designed to ensure continuity in leadership and support the Company’s long-term goals, even though the Company is not currently profitable.

Sales and Marketing

For the years ended December 31, 2024 and 2023, sales and marketing expenses were $3,617,924 and $2,480,001, respectively. The increase of $1,137,923 was primarily due to advertising and marketing and investor relation campaigns the Company entered into in late 2023, which extended throughout 2024. Lastly, The Company determined it was no longer pursuing the website development services as per its October 2023 agreement with X-Media. As such, the full amount of the prepaid was written of during the year, representing an expense of $2,150,000. The amount was included in sales and marketing expenses in the consolidated statements of operations.

Impairments

For the year ended December 31, 2024, the Company recognized an impairment expense $4,500,000 related to its investment in DRNK Beverage Corp, which was included in other income (expense) in the consolidated statements of operations. The impairment was triggered by a significant decline in the fair value of the Company’s investment upon management’s review and monitoring of the investee.

Upon the acquisition of the CWS Platform, the Company determined that the license under the CWS Agreement was no longer applicable as the Company now maintained ownership over the Platform and the relevant marketing efforts. As such, during the year ended December 31, 2023, the Company recorded an impairment of the remaining carrying value of $1,875,000.

Net Loss

Net loss for the years ended December 31, 2024 and 2023 was $22,754,178 and $15,747,724, respectively.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had cash and cash equivalents of $5,386,789 and $7,064,348, respectively. To date, we have financed our operations primarily through issuances of common stock and sales of our products and services.

During the year ended December 31, 2024, the Company issued an aggregate of 1,518,188 shares of common stock pursuant to at-the-market offering agreement, dated September 13, 2024, between the Company and H.C. Wainwright & Co., LLC, for net proceeds of $1,599,814. The Company paid to H.C. Wainwright & Co., LLC, as the sales agent a compensation with respect to sale of such shares in the amount of $48,018. In 2025, the Company has issued 13,816,082 shares of common stock pursuant to its ATM Agreement for net proceeds of $5,014,022.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $22,754,178 and $15,747,724 for the years ended December 31, 2024 and 2023, and has negative cash flows from operations $6,618,417 and $9,113,855 for the years ended December 31, 2024 and 2023 respectively. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, or to obtain additional capital to fund operations through debt and/or equity financings. Our failure to raise additional capital could have a negative impact on not only our financial condition but also our ability to execute our business plan. No assurance can be given that the Company will be successful in these efforts.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(6,618,417)	$(9,113,855)
Net cash provided by (used in) investing activities	$675,674	$(5,342,574)
Net cash provided by financing activities	$4,265,184	$21,513,212
Net change in cash and cash equivalents	$(1,677,559)	$7,056,783

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $6,618,417, primarily due to our net loss of $22,754,178, partially offset by non-cash charges of $7,204,922 and $8,930,839 in cash provided by operating assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2023 was $9,113,855, primarily due to our net loss of $15,747,724, partially offset by non-cash charges of $8,727,481 and $2,093,612 in cash used in operating assets and liabilities.

Net Cash Provided by (Used In) Investing Activities

Net cash provided by (used in) investing activities for the years ended December 31, 2024 and 2023 were 675,674 and ($5,342,574), respectively. In 2024, the Company purchased marketable securities of $7,758,523, and sold securities of $7,764,197. The Company also received $670,000 back from an investment it was no longer pursuing.

In 2023, the Company had repayments from CWS of $137,426, and deposits in escrow of $5,470,000 and acquisition of CWS Platform of $10,000 in 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2024 and 2023 was $4,265,184 and $21,513,212, respectively. In 2024, the Company received $3,350,020 in proceeds from private placement offerings, $1,543,079 in net proceeds pursuant to public offerings, incurred $80,500 in offering cost. The Company paid $547,415 for repurchase of shares.

In 2023, the Company received $955,000 in proceeds from the private placement offering, $950,000 from notes, $4,507,228 in net proceeds pursuant to the IPO and $16,619,836 in net proceeds from the October and November offerings. The Company paid $1,458,852 for the repurchase of shares, and $60,000 for the cancellation of warrants.

Contractual Obligations

Funding Commitment Agreement

On November 1, 2023, the Company entered into a Funding Commitment Agreement with KBROS, the Product Handler pursuant to the Product Handling Agreement as defined in Note 4. Pursuant to this agreement, the Company committed to provide annual funding to the Product Handler from time to time in the minimum amount of $2,500,000 to enable the Product Handler to purchase inventory from Company-approved vendors (“Vendors”). The Company may, without notice to Product Handler, elect not to advance funding for any inventory sold by particular Vendors with respect to which the Company reasonably feels insecure. This agreement concerns a funding commitment, and not the purchase of products from Product Handler or Vendors.

In October, 2024, the Company entered into a settlement and release agreement with KBROS, and its controlling stockholder, for an aggregate amount equal to $4,100,000, which is included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2024, $3,600,000 remained unpaid and was included as accrued expenses on the consolidated balance sheet. Of this amount, $1,800,000 was paid in 2025 and $1,800,000 remained unpaid as of issuance date of these consolidated financial statements.

The Company no longer maintains its funding commitment pursuant to the October 2024 settlement agreement.

Related Party Transactions

See Note 9 to the accompanying consolidated financial statements for further disclosure.

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

Investments, at Cost

In accordance with FASB ASC Subtopic 321, Investments – Others – Cost Method Investments, investments where the Company does not have a significant influence are accounted for at cost. The Company reviews all material investments on an annual basis to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of the investment. In the event the fair value of the investment declines below the cost basis, the Company records an impairment.

As of December 31, 2024, the Company recognized an impairment expense of $4,500,000 related to its investment in DRNK Beverage Corp, which was recorded within other income (expense) in the consolidated statements of operations. This impairment was triggered by company specific information and progress of the investee against expectations. The impairment also reflects the ongoing challenges in the marketplace and the reduced prospects for recovery of the carrying value of the investment. The Company continues to monitor the situation and will assess the need for any further adjustments in future periods.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained on pages F-1 through F-22, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the U.S. Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at the reasonable assurance level.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. We also lack effective board oversight and formal accounting controls for the timely and accurate closing of financial information.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over our Exchange Act reporting disclosures.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have identified a material weakness due to lack of segregation of duties and have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level. A material weakness is a deficiency, or combination of deficiencies, in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as of March 31, 2025:

Name	Age	Position
Sean Dollinger	45	Chief Executive Officer and Director
Kumar Abhishek	48	Chief Financial Officer
Jaclyn Hoffman	35	Chief Marketing Officer
Alexandra Hoffman	36	Director and Technical Writer
David Lazar	34	President and Director
James O’Brien	39	Director
Yilin Lu	43	Director
Hong Chun Yeung	41	Director
Lijun Chen	57	Director, Chairman of the Board
Jing Lu	60	Director

Sean Dollinger has served as our Chief Executive Officer and as a member of our Board since January 2023, and he founded our company in January 2021. Mr. Dollinger has also been on the board of directors of Veg House Holdings Inc. since December 2022 and has served as its Chief Executive Officer from January 2023 to July 2023. Since December 2019 Mr. Dollinger has been involved in the founding and development of PlantX Life Inc. (CSE: VEGA), an exchange listed and public company in Canada. From June 2015 to February 2019, Mr. Dollinger acted as the Founder, Chief Executive Officer, and President of Lifeist Wellness Inc. (formerly Namaste Technologies Inc., or Namaste), a registered company under the Canadian securities laws that is a portfolio of wellness companies, where he oversaw the day-to-day operations of the company and its growth strategies. In October 2018, Mr. Dollinger became a part of a British Columbia Securities Commission compliance review of Namaste, a Canadian class action lawsuit, and a United States class action lawsuit, by way of his position as Chief Executive Officer and President of Namaste. For more information, see the risk factor in this Annual Report on Form 10-K that starts “Our Chief Executive Officer and Director, Sean Dollinger, has been the subject of a compliance review that was initiated by the British Columbia Securities Commission, and has not formally been concluded.” Mr. Dollinger has a wealth of experience in e-commerce, where he has had success across numerous different digital markets. We believe that Mr. Dollinger is qualified to serve on our Board due to his extensive operational experience, background in ecommerce, and international capital markets experience.

Kumar Abhishek has served as our Chief Financial Officer since May 2023. Prior to joining our company as Chief Financial Officer, Mr. Abhishek was the owner and director of Boston Crest Private Limited, a knowledge processing output company located in India, where he simultaneously oversaw multiple companies’ financial and daily operations and was responsible for managing a team of 10+ accountants who assisted controllers and auditors in ensuring the financial success of each company. Through his work at Boston Crest, Mr. Abhisek has served as the director of finance and operations at PlantX Life Inc., a publicly listed company in Canada, since January 2020. Through his work at Boston Crest, Mr. Abhishek also served as our director of finance and operations from January 2021 to May 2023,. Moreover, at Aspen Communications Pvt LTD, another knowledge processing output company in India, he served as director of finance and operations at Lifeist Wellness Inc. (formerly Namaste Technologies Inc.) from November 2015 to October 2020. Mr. Abhishek holds a Bachelor of Computer Applications degree from Ranchi University, Ranchi, Jharkhand, India.

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

Alexandra Hoffman has served as a member of our Board since April 2023. From January 2021 to May 2023 Ms. Hoffman provided the Company with marketing and branding services. On May 1, 2023, Ms. Hoffman entered into an employment agreement with the Company as a Technical Writer. Since January to October 2023, she served as the Chief Marketing Officer of Veg House Holdings Inc. where she oversaw all marketing activities from branding to web design and messaging both print and digital. Since March 2023, Ms. Hoffman has serves as a member of the Board of Directors and since October 2023 as the Chief Executive Officer of Veg House Holdings Inc. Since April 2019, Ms. Hoffman has served as Chief Marketing Officer and Director at PlantX Life Inc. (CSE: VEGA), where she oversees all marketing activities, manages design & development teams, digital marketing teams, and PlantX Life’s overall branding and messaging for all of its subsidiaries. Additionally, between June 2018 and June 2023, Ms. Hoffman has served as a Director of Marketing and Technical Writer at Falcon Marketing LLC, a marketing and search engine optimization agency, where she oversees all marketing activities within the agency and is responsible for Falcon Marketing’s overall strategy as well as tailored strategies for its clients. From May 2017 to June 2018, Ms. Hoffman served as a technical Writer and Marketing Manager at Fabuwood Cabinetry Corporation, a kitchen cabinet fabrication company, where she managed a team of designers and developers, wrote strategic content for marketing manuals and search engine optimization. Ms. Hoffman holds a Bachelor of Commerce degree from Concordia University in Montreal, Quebec. We believe that Ms. Hoffman is qualified to serve on our Board due to her background in branding and product/platform positioning as well as her previous experience as a senior member of other public companies.

David E. Lazar was appointed to serve as a member of our Board and the President of the Company in October 2024. Mr. Lazar has served as the Chief Executive Officer of Titan Pharmaceuticals Inc. listed on the Nasdaq (TTNP) since August 2022, where he also served as a director and board chairman from August 2022 until October 2023. On December 28, 2023, Mr. Lazar was appointed Chief Executive Officer and to the board of directors of Minim, Inc. (NASDAQ: MINM). Mr. Lazar has successfully served as a custodian to numerous public companies across a wide range of industries, including without limitation, C2E Energy, Inc. (OTCMKTS: OOGI), China Botanic Pharmaceutical Inc. (OTCMKTS: CBPI), One 4 Art Ltd., Romulus Corp., Moveix, Inc., Arax Holdings Corp. (OTCMKTS: ARAT), ESP Resources, Inc. (OTCMKTS: ESPIQ), Adorbs, Inc., Exobox Technologies Corp. (OTCMKTS: EXBX), Petrone Worldwide, Inc. (OTCMKTS: PFWIQ), Superbox, Inc. (OTCMKTS: SBOX), Sino Green Land Corp. (OTCMKTS: SGLA), SIPP International Industries, Inc. (OTCMKTS: SIPN), Cereplast, Inc. (OTCMKTS: CERPQ), Energy 1 Corp. (OTCMKTS: EGOC), ForU Holdings, Inc. (OTCMKTS: FORU), China Yanyuan Yuhui National Education Group, Inc. (OTCMKTS: YYYH), Pan Global Corp. (OTCMKTS: PGLO), Shengtang International, Inc. (OTCMKTS: SHNL), Alternaturals, Inc. (OTCMKTS: ANAS), USA Recycling Industries, Inc. (OTCMKTS: USRI), Tele Group Corp., Xenoics Holdings, Inc. (OTCMKTS: XNNHQ), Richland Resources International Group, Inc. (OTCMKTS: RIGG), AI Technology Group, Inc., Reliance Global Group, Inc. (NASDAQ: RELI), Melt, Inc., Ketdarina Corp., 3D MarkerJet, Inc. (OTCMKTS: MRJT), Lvpai Group Ltd., Gushen, Inc., FHT Future Technology Ltd., Inspired Builders, Inc., Houmu Holdings Ltd. (OTCMKTS: HOMU), Born, Inc. (OTCMKTS: BRRN), Changsheng International Group Ltd., Sollensys Corp. (OTCMKTS: SOLS), Guozi Zhongyu Capital Holdings Co. (OTCMKTS: GZCC) and Cang Bao Tian Xia International Art Trade Center, Inc. Mr. Lazar also served as the Interim CEO of Cyclacel Pharmaceuticals, Inc. (Nasdaq:CYCC) from January – March 2025. From 2017 Mr. Lazar serves as the CEO of Custodian Ventures LLC, a company focused on buying and reselling public companies via court ordered custodianships. We believe that Mr. Lazar is qualified to serve on our Board due to his extensive experience serving on the boards of other public companies.

James O’Brien was appointed to serve as a member of our Board of Directors in August 2023. Mr. O’Brien is a Founder of Oakridge Law Professional Corporation (“Oakridge”), a boutique law firm based in Toronto, Ontario that specializes in M&A and Securities. Oakridge will officially open its doors January 6, 2025. Since October of 2024, Mr. O’Brien has operated Blackthorn Law Corporation, also specializing in M&A and Securities. From January 2019 to December 2023, Mr. O’Brien has been a partner at MLT Aikins LLP, one of Western Canada’s leading law firms, where he practices primarily in the areas of corporate and commercial law with a specific focus on mergers and acquisitions and corporate finance and securities. Before that, he joined MLT Aikins LLP as an associate attorney in 2012. Mr. O’Brien received his Bachelor of Laws degree from the University of Manitoba in 2010. He also received his Bachelor of Science degree from the University of Manitoba in 2007. Mr. O’Brien is admitted to practice law in Manitoba, Canada and has passed Levels 1 and 2 of the Chartered Financial Analyst programs. We believe that Mr. O’Brien is qualified to serve on our Board due to the combination of his extensive legal and finance background.

Yilin Lu has served as the member of our Board of Directors since December 2024. Since June 2023, Mr. Lu has served as the Founder and CEO of Senchi Morgan Capital Market and Senchi Morgan Asset Management, broker dealers and asset management firms. Mr. Lu started his investment banking career at Goldman Sachs in 2006. He joined China International Capital Corporation (CICC) later and was named the responsible offer of CICC US Securities (Hong Kong) Ltd in 2011. He also held positions as managing director with Cantor Fitzgerald Capital Markets in Hong Kong, Which he left to set up his own investment bank in 2016. From July 2018 to June 2023, Mr. Lu served as a Founder and the CEO of Cheung On Securities Limited, a broker dealer and asset management firm. He has over 15 years of experience in equity investment and trading. Mr. Lu is a Chartered Financial Analyst (CFA) and a Financial Risk Manager (FRM). We believe that Mr. Lu is qualified to serve on our Board due to his experience in portfolio management, investment analysis, financial analysis and reporting as well as financial advisory services.

Hong Chun Yeung has served as the member of our Board of Directors since December 2024. Hong Chun Yeung has been serving as a Director of Zhonghui Anda CPA, a CPA firm, specializing in audit and assurance, starting August 2014. Prior to that, he had worked in international firm RSM Hong Kong for over five years. He has around 13-year experience in auditing and business consultation. He has extensive experience in providing audit and assurance service, M&A advisory service and pre-listing advisory service to listed and pre-listing companies operating in a variety of industries including manufacturing, mining, logistics, engineering, etc. Mr. Hong Chun Yeung holds a Bachelor of Business Administration degree in Accounting from Hong Kong Baptist University. He is a practicing member of the Hong Kong Institute of Certified Public Accountant. We believe that Mr. Hong Chun Yeung is qualified to serve on our Board due to his accounting experience as well as experience in providing advisory services to listed company.

Lijun Chen has served as a Chairman of our Board of Directors since December 2024. Mr. Lijun Chen is a dedicated leader with a rich background in various sectors. Mr. Chen graduated from the Central University of Finance and Economics with a Bachelor’s degree in Industrial Economics in 1989. He began his career at Shijiazhuang Changlu Trading Company, where he worked diligently as the Head of the Import and Export Trade Department and later as General Manager, contributing to the company’s operations in coal trading and daily necessities, from October 1989 to May 2004. In 2004, Mr. Chen co-founded Fuli Real Estate Development Co. Ltd., where he served as Executive Director until May 2014. His efforts in this role helped shape the company’s growth in the real estate market through thoughtful development and sales strategies. Following this, he founded Hebei Jiujiukang Biotechnology Development Co. Ltd. in 2014, focusing on biotechnology research and pharmaceutical production, where Mr. Chen served until July 2018. Since August 2018, Mr. Chen has been serving as the Chairman of Shenzhen Yihu Tea Technology Innovation Group Co. Ltd., where he is involved in e-commerce and technology promotion. His journey reflects a commitment to learning and adapting across different industries, and he remains grateful for the opportunities to contribute to each organization he has been part of. We believe that Mr. Chen is qualified to serve on our Board of Directors due to his extensive experience in various sectors.

Jing Lu has served as a member of our Board of Directors since December 2024. From April 2023, Dr. Lu serves as Chief Financial Officer of Bowen Acquisition Corporation, a Nasdaq-listed SPAC company. From August 2024, Dr. Lu also serves as an independent director of Autozi Internet Technology (Global) Ltd, auto-parts e-commerce company listed on Nasdaq. From February 2021 to April 2024, she served as Chief Financial Officer of Keyarch Acquisition Corporation, also a Nasdaq-listed SPAC company, which went successfully from independent IPO in 2022 to De-SPAC IPO in 2024. Before that, from September 2019 to February 2021, Dr. Lu served as Chief Investment Officer of the New Hope Fertility Center in New York, sourcing and managing PE investments, bank loans and government PPP loans. Dr. Lu also served as a Managing Director and then Chief Operating Officer of China Bridge Capital International Inc., a PE/VC investment advisory company specialized in innovative technologies from 2017 to 2019 and from March 2021 to January 2022. Prior to that, Dr. Lu was President of ACE AV Consulting Inc. from 2005 to 2017. Dr. Lu was an Executive Director at CIBC World Markets in 2001 working on corporate securities. Between 1998 and 2001, Dr. Lu worked at the Federal Reserve Bank of New York as a bank regulator and supervisor. Before moving to New York, Dr. Lu was a professor of economics at York University in Canada for four years, specializing her teaching and research in Macroeconomics, Institutional Economics, and Econometrics. Dr. Lu received a Ph.D. and M.A. in Economics from Western University in Canada, a Graduate Certificate in Economics from the People’s University in China, and a B.A in World Economy from Fudan University in China. We believe that Dr. Lu is qualified to serve on our Board of Directors due to her extensive experience in the financial service industry.

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

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our Board of Directors consists of eight (8) directors, five (5) of whom are independent within the meaning of Nasdaq’s rules. Sean Dollinger, David Lazar, and Alexandra Hoffman are not independent within the meaning of Nasdaq’s rules.

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

Audit Committee

James O’Brien, Jing Lu and Lijun Chen, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules serve on our audit committee with James O’Brien serving as the chairman. Our Board has determined that James O’Brien qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

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

Compensation Committee

James O’Brien, and Jing Lu, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules serve on our compensation committee, with James O’Brien serving as the chairman. The members of the compensation committee are also “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the Board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers.

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

Nominating and Corporate Governance Committee

James O’Brien, Lijun Chen, and Jing Lu, each of whom satisfies the “independence” requirements of Nasdaq’s rules, serve on our nominating and corporate governance committee, with Jing Lu, serving as the chairman. The nominating and corporate governance committee assists the Board of Directors in selecting individuals qualified to become our directors and in determining the composition of the Board and its committees.

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

A copy of the code of ethics has been filed as an exhibit to this Annual Report on Form 10-K. It is also available on our website at www.lqrhouse.com. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as well as by SEC filings, as permitted or required by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Clawback Policy

On November 29, 2023, the Board of Directors adopted the LQR House Inc. Clawback Policy for the recovery of erroneously awarded incentive-based compensation (the “Clawback Policy”), with an effective date of November 29, 2023, in order to comply with Section 10D of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10D-1 of the Exchange Act (“Rule 10D-1”), and the listing rules adopted by The Nasdaq Stock Market, LLC (collectively, the “Final Clawback Rules”). The Board was designated as the administrator of the Clawback Policy.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements as of March 31, 2025:

(i)	Ms. Alexandra Hoffman filed her form 4 regarding four (4) transactions as of November 26, 2024, late in 2024.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table provides information concerning all cash and non-cash compensation that have been or will be awarded to, earned by or paid during our fiscal year ended December 31, 2024 and December 31, 2023 to our Chief Executive Officer (principal executive officer), our Chief Financial Officer, and our Chief Marketing Officer. We refer to these individuals as our “named executive officers” (“NEO”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Sean Dollinger,	2024	586,700	200,000	-		-	850,000	(1)	1,636,700
Chief Executive Officer	2023	337,572	100,000	5,000,100	(3)	-	-		5,437,672

Kumar Abhishek,	2024	73,271	-	-		-	550,000	(2)	623,271
Chief Financial Officer	2023	88,600	25,000	-		-			113,600

Jaclyn Hoffman,	2024	99,600	-	-		-	285,000	(4)	384,600
Chief Marketing Officer	2023	64,100	-	-		-			64,100

(1)	In October 2024, the Company entered into a retention agreement with its Chief Executive Officer, and entities affiliated with the CEO, whereby a retention bonus of $850,000 was awarded for continued services. As of December 31, 2024, $800,000 remained unpaid and has been paid in January 2025.

(2)

In October 2024, the Company entered into a retention agreement with its Chief Financial Officer whereby a retention bonus of $550,000 was awarded for continued services. As of December 31, 2024, $250,000 remained unpaid and has been paid in 2025.

(3)	Represents the grant-date fair value of 25,000 restricted stock units issued to Mr. Dollinger in 2023.

(4)	In October 2024, the Company entered into a retention agreement with its Chief Marketing Officer whereby a retention bonus of $285,000 was awarded for continued services. As of December 31, 2024, $255,000 remained unpaid. Of this amount, $100,000 was paid in January 2025, and $155,000 remains unpaid.

Employment Agreements

We have executed the following employment agreements and consulting agreements with our NEOs. The material terms of each of those arrangements are summarized below. The summaries are not complete description of all provisions of the employment arrangements and are qualified in their entirety by reference to the written employment arrangements, each filed as an exhibit to this Annual Report on Form 10-K.

Sean Dollinger

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

The Company provides standard indemnification and directors’ and officers’ insurance in addition to the ability to participate in standard employee benefits, such as health, medical, dental and visions insurance. Mr. Dollinger can be terminated without cause and upon death or disability. Mr. Dollinger is also subject to certain confidentiality and non-competition provisions.

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

Kumar Abhishek

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

Jaclyn Hoffman

Under our employment agreement dated May 1, 2023 with our Chief Marketing Officer, Jaclyn Hoffman effective as of May 1, 2023, we agreed that, for a 1-year term renewed automatically, unless terminated earlier in accordance with its terms, we will pay Ms. Hoffman an annual base salary (the “Base Salary”) of $63,000, which will increase by no less than 5% on each anniversary of her employment. Ms. Hoffman will be eligible to receive an annual incentive bonus as determined by the Board of Directors within thirty (30) days of filing of the Company’s annual reports. Ms. Hoffman is entitled to 3 weeks of paid vacation for the first year of her employment and 4 weeks of paid vacation for the second and third years of her employment. The Company also provides standard indemnification and directors’ and officers’ insurance in addition to the ability to participate in standard employee benefits, such as health, medical, dental and visions insurance. Ms. Hoffman can be terminated without cause and upon death or disability. Ms. Hoffman will also be entitled to certain severance payments if her employment is terminated with or without cause and on death or disability. Ms. Hoffman is also subject to certain confidentiality and non-competition provisions.

If Ms. Hoffman’s employment agreement is terminated by the Company without cause, all compensation payable to Ms. Hoffman shall cease as of the date of termination specified in the Company’s notice (the “Termination Date”) and the Company shall pay Ms. Hoffman, the following sums: (i) the Base Salary on the Termination Date for the shorter of (x) six months and (y) the remainder of the term of the employment agreement (the “Term”) (the applicable period being referred to as the “Severance Period”), payable in monthly installments; (ii) benefits under group health and life insurance plans in which Ms. Hoffman participated prior to termination through the Severance Period; (iii) all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans, including any such benefits under the Company’s pension, disability, and life insurance plans, policies, and programs; and (iv) so long as the Company has achieved its budgeted EBITDA level for the period commencing with the end of the Company’s immediately previous fiscal year through the Termination Date, an amount equal to the product of the bonus paid to Ms. Hoffman in respect of the immediately preceding fiscal year times the quotient obtained by dividing (x) the number of full calendar months occurring since the end of the immediately previous fiscal year through the Termination Date, by (y) 12.

If, prior to the date on which the Company’s obligations to pay Ms. Hoffman the Base Salary on the Termination Date cease, Ms. Hoffman certain covenants as listed in her Employment Agreement, then the Company shall have no obligation to make any of the payments that remain payable by the Company in the form of Base Salary or benefits on or after the date of such violation. The payment of severance may be conditioned by the Company on the delivery by Ms. Hoffman of a release of any and all claims that Ms. Hoffman may have against the Company.

If the employment agreement is terminated by the Company for cause, death or disability, Ms. Hoffman (or her estate or representative as applicable) shall not receive the Base Salary but will receive all other sums.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, no NEO holds any options, however, Sean Dollinger, our CEO, has 25,000 restricted stock units (“RSU”), have a grant-date fair value of $5,000,100. No other NEO holds any RSUs.

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the Compensation Committee of our Board of Directors (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Director Compensation

The following summary Board compensation table provides information regarding the Board compensation paid during our fiscal year ended December 31, 2024 to our Board members. Only our independent directors received compensation for being directors during fiscal year 2024.

	Cash	Equity	Total
	Compensation	Compensation	Compensation
James O’Brien	$80,000	$-	$80,000
James Huber	60,000	-	60,000
Jay Dhaliwal	54,000	-	54,000
Gary Herman	39,000	-	39,000
Yilin Lu (1)	-	79,500	79,500
Hong Chun Yeung (1)	-	79,500	79,500
Lijun Chen (1)	-	79,500	79,500
Jing Lu (1)	-	79,500	79,500
	$233,000	$318,000	$551,000

(1)	In December 2024 Yilin Lu, Hong Chun Yeung, Lijun Chen and Jing Lu were appointed as directors of the Board. Each of them is entitled to receive annual cash fee of $36,000 to be paid in monthly installments. In addition, each of these directors shall also receive equity compensation in form of 50,000 RSUs vesting in eight (8) equal quarterly installments commencing in the first quarter of 2025. Equity compensation has a grant-date fair value of $79,500.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 28, 2025 with respect to the holdings of (1) each person, or group of affiliated persons, who is the beneficial owner of more than 5% of Company voting stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 28, 2025 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws.

Our calculation of the number of shares and percentage of beneficial ownership is based on 36,400,709 shares of common stock outstanding as of March 28, 2025.

Name and Address of Beneficial Owner(1)	Title	Number(2)	Percent
Officers and Directors
Sean Dollinger(3)	Chief Executive Officer and Director	95,993	*	%
Kumar Abhishek	Chief Financial Officer	417	*	%
Jaclyn Hoffman	Chief Marketing Officer	1,460	*	%
Alexandra Hoffman	Director and Technical Writer	834	*	%
James O’Brien(4)	Director	936	*	%
Yilin Lu(5)	Director	6,250		%
Hong Chun Yeung(6)	Director	6,250		%
Lijun Chen(7)	Director	6,250		%
Jing Lu(8)	Director	6,250		%
David Lazar	Director	-
All Officers and Directors as a Group (total of 8 persons)		124,640	0.36%

5% Beneficial Owners of a Class of Voting Stock

*	Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our Company, LQR House Inc., 6538 Collins Ave. Suite 344, Miami Beach, FL 33141.

(2)	Based on 36,400,709 shares of common stock outstanding as of March 28, 2025.

(3)	Consists of (i) 15,625 shares of common stock issued upon vesting of RSUs granted to Mr. Dollinger under the 2021 Plan and (ii) 3,125 RSUs scheduled to vest and convert into shares of common stock of the Company within 60 days of March 31, 2025.

(4)

Consists of (i) 780 shares of common stock issued upon vesting of RSUs granted to Mr. O’Brien under the 2021 Plan and (ii) 156 RSUs scheduled to vest and convert into shares of common stock of the Company within 60 days of March 31, 2025.

(5)	Consists of 6,250 RSUs, scheduled to vest and convert into shares of common stock of the Company within 60 days of March 31, 2025, in accordance with the terms of independent director agreement signed by the Company and the director on December 19, 2024. Pursuant to the agreement Mr. Yilin Lu is entitled to receive equity compensation in form of 50,000 RSUs vesting in eight (8) equal quarterly installments commencing in first quarter of 2025.

(6)	Consists of 6,250 RSUs, scheduled to vest and convert into shares of common stock of the Company within 60 days of March 31, 2025, in accordance with the terms of independent director agreement signed by the Company and the director on December 19, 2024. Pursuant to the agreement Mr. Yeung is entitled to receive equity compensation in form of 50,000 RSUs vesting in eight (8) equal quarterly installments commencing in first quarter of 2025.

(7)	Consists of 6,250 RSUs, scheduled to vest and convert into shares of common stock of the Company within 60 days of March 31, 2025, in accordance with the terms of independent director agreement signed by the Company and the director on December 19, 2024.Pursuant to the agreement Mr. Chen is entitled to receive equity compensation in form of 50,000 RSUs vesting in eight (8) equal quarterly installments commencing in first quarter of 2025.

(8)	Consists of 6,250 RSUs, scheduled to vest and convert into shares of common stock of the Company within 60 days of March 31, 2025, in accordance with the terms of independent director agreement signed by the Company and the director on December 19, 2024.Pursuant to the agreement Dr. Jing Lu is entitled to receive equity compensation in form of 50,000 RSUs vesting in eight equal quarterly installments commencing in first quarter of 2025.

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Set forth below is a description of certain relationships and related person transactions since January 1, 2023, between us or our subsidiaries, and our directors, executive officers and holders of more than 5% of our voting securities that involve the lower of $120,000 or 1% of the average of total assets in the last two fiscal years. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

●	We, CWS, and Ssquared are parties to an Exclusive Marketing Agreement dated April 1, 2021. Pursuant to that agreement, CWS and Ssquared granted us exclusive marketing rights regarding any of CWS and Ssquared’s products. Pursuant to that agreement, Sean Dollinger, our Chief Executive Officer and Director, and 50% owner of Ssquared, received 33,333 shares of our common stock (8,334 shares of common stock on a post-split basis), and KBROS, LLC, the owner of CWS and 50% owner of Ssquared, received 133,333 shares of our common stock (33,333 shares of common stock on a post-split basis).

●	Mr. Gregory Hoffman, a brother of Ms. Alexandra Hoffman, our director, entered into an advisor agreement with the Company on June 1, 2023, pursuant to which the Company issued to Mr. Hoffman 12,500 shares of common stock.

●	We and 1226053 B.C. Ltd, our shareholder, are parties to a debt settlement agreement, dated September 27, 2023, pursuant to which the Company issued to 1226053 B.C. Ltd 19,130 shares of common stock. 1226053 B.C. Ltd is a legal entity owned and controlled by Mr. Avtar Dhaliwal, a brother of Mr. Jay Dhaliwal, a former Director on our Board.

●

In August 2023, the Company entered into an independent contractor agreement with Catalyst LLC, for investor relations and advisory services with an entity for up to $1,000,000, for which the Company paid $500,000 through December 31, 2023. The contractor co-owns a company with the Company’s Chief Executive Officer, which is not controlled by LQR. Therefore, the contractor and his related entities are considered affiliates.

●	On November 1, 2023, LQR House Acquisition Corp. (the “Buyer”), a wholly owned subsidiary of the Company, and Ssquared entered into a Domain Name Transfer Agreement pursuant to which, Ssquared sold to the Buyer all right, title, and interest in and to the domain name www.cwspirits.com and trademark rights associated with the domain name in any jurisdiction, all Internet traffic through the domain name and all website content, together with any goodwill associated therewith in exchange for the payment by the Buyer of the purchase price of $10,000. The Company’s Chief Executive Officer and Director, Sean Dollinger, owns 50% of the equity of Ssquared, and the other 50% is owned by a minority shareholder of the Company, who is considered a related party.

●	On November 1, 2023, the Company entered into the Product Handling Agreement with KBROS. KBROS acts as the Company’s Product Handler, whereby they are entitled to compensation of $40,000 per month plus reimbursement for shipping and handling fees incurred by them for orders fulfilled through the CWS Platform, and bonus for reaching certain revenue milestones. The spouse of the Company’s former Chief Executive Officer and Director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared, and a minority shareholder with the Company.

●	On November 1, 2023, the Company entered into the Funding Commitment Agreement with KBROS. Pursuant to this agreement, the Company committed to provide annual funding to the Product Handler from time to time in the minimum amount of $2,500,000 to enable the Product Handler to purchase inventory from Company-approved vendors. The spouse of the Company’s former Chief Executive Officer and Director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared, and a minority shareholder with the Company.

●	On October 15, 2024, we entered into a Securities Purchase Agreement with David E. Lazar, our President and Director, pursuant to which he acquired 1,101,818 shares of common stock (which represented approximately 19.99% of our outstanding stock on October 15, 2024) at a price of $0.55 per share for proceeds of $606,000.

●	In October 2024, the Company entered into a settlement and release agreement with KBROS, and its controlling stockholder, for an aggregate amount equal to $4,100,000. The spouse of the Company’s former Chief Executive Officer and Director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared, and a minority shareholder with the Company.

●	In October 2024, the Company entered into a retention agreement with its Chief Financial Officer whereby a retention bonus of $550,000 was awarded for continued services.

●	In October 2024, the Company entered into a retention agreement with its Chief Executive Officer, and entities affiliated with the CEO, whereby a retention bonus of $850,000 was awarded for continued services.

●	In October 2024, the Company entered into a retention agreement with its Chief Marketing Officer, Jaclyn Hoffman, whereby a retention bonus of $285,000 was awarded for continued services.

●	In October 2024, the Company entered into a retention agreement with its Director, Alexandra Hoffman, whereby a retention bonus of $600,000 was awarded for continued services.

●	In October 2024, the Company entered into a settlement agreement with South Doll LP, its former landlord, pursuant to which the Company agreed to pay this entity $40,000. Sean Dollinger our Chief Executive Officer and Director, owns an entity that acts as a general partner of South Doll LP.

●	In October 2024, the Company entered into settlement agreement and general and mutual release with its independent director, James O’Brien, pursuant to which the Company settled outstanding liabilities amongst the parties in the amount of $30,000.

●	In October 2024, the Company entered into settlement agreement and general and mutual release with each of the following former independent directors of the Company: James Huber and Jay Dhaliwal, pursuant to which the Company settled outstanding liabilities with each of the directors for a amount of $30,000.

Independence of the Board of Directors

Our Board of Directors has determined that a majority of the members of our Board of Directors, including Yilin Lu, Hong Chun Yeung, James O’Brian, Lijun Chen, and Ling Lu, are “independent” as that term is defined under applicable SEC rules and regulations.

In addition, each of the members of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent, as determined in accordance with the applicable independence requirements for such committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

dbbmckennon served as our independent registered public accounting firm to audit our books and accounts for the fiscal years ended December 31, 2024 and 2023. The table below presents the aggregate fees billed for professional services rendered by dbbmckennon for fiscal years 2024 and 2023.

	2024	2023
Audit fees	$167,247	$233,473
Audit-related fees
Tax fee
All other fees
Total fees	$167,247	$233,473

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

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

ITEM 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Plan of Conversion of LQR House Inc., dated as of January 26, 2023 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.1	Articles of Incorporation of LQR House Inc. filed on February 3, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.2	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on March 29, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.3	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on June 5, 2023 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.4	Certificate of Correction to the Certificate of Amendment to Articles of Incorporation filed on April 11, 2023(incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.5	Certificate of Change Pursuant to NRS 78.209 of LQR House filed on November 28, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s current report on the form 8-K filed with the SEC on December 1, 2023)
3.6	Amendment to Articles of Incorporation of LQR House Inc. filed on February 13, 2024 (incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
3.7	Bylaws of LQR House Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.8	First Amendment to the By-laws of the Company dated November 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on November 16, 2023)
4.1	Description of Registrant’s securities
4.2	Form of Warrant dated December 30, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2025)
10.1	Packaging of Origin Co-Responsibility Agreement dated July 6, 2020, between Leticia Hermosillo Ravelero and Sean Dollinger (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.2	Shared Responsibility & Bonding Agreement dated March 19, 2021, between Leticia Hermosillo Ravelero and Dollinger Innovations Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.3	Exclusive License Agreement dated May 18, 2020 by and between Dollinger Holdings and Dollinger Innovations (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.4	Product Distribution Agreement, dated July 1, 2020, between Dollinger Holdings and Country Wine & Spirits Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.5	Asset Purchase Agreement, dated May 31, 2021, between LQR House Inc. and Dollinger Holdings LLC (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.6	Asset Purchase Agreement, dated March 19, 2021, among LQR House Inc. and Dollinger Innovations Inc., Dollinger Holdings LLC and Sean Dollinger (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.7	Exclusive Marketing Agreement, dated April 1, 2021, by and among Country Wine & Spirits, Inc., Ssquared Spirits, LLC, and LQR House, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).

10.8†	Employment Agreement between LQR House Inc. and Sean Dollinger, dated March 29, 2023 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.9†	Employment Agreement between LQR House Inc. and Kumar Abhishek, dated May 1, 2023 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.10†	Employment Agreement between LQR House Inc. and Jaclyn Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.11†	Employment Agreement between LQR House Inc. and Alexandra Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.12†	Form of Independent Director Agreement between LQR House Inc. and each director nominee (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.13†	Form of Non-Independent Director Agreement between LQR House Inc. and Non-Independent Director (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.14	Form of Director and Officer Indemnification Agreement between LQR House Inc. and each officer or director (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.15†	LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.16†	Amendment No. 1 to the LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.17†	Amendment No. 2 to the LQR House Inc. 2021 Stock Option and Incentive Plan
10.18†	Form of Incentive Stock Option Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.19†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.20†	Form of Non-Qualified Stock Option Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.21†	Form of Non-Qualified Stock Option Agreement for Non-Employee Consultants (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.22†	Form of Restricted Stock Award Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.23†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.24†	Form of Restricted Stock Unit Award Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).

10.25	Form of Advisor Agreement, dated June 1, 2023 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.26	Commercial Lease Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.27	Ratification Assignment of the Bonding Agreement, dated July 7, 2023 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.28	Assignment Agreement of the Packaging of Origin and Co-Responsibility Agreement, dated June 30, 2023, between Dollinger Innovations Inc., Dollinger Holdings LLC, and LQR House Inc. (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.29	Bottled at Origin Joint Responsibility Agreement, dated July 11, 2023 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.30	Writ obtained in connection with registering the Bottled at Origin Joint Responsibility Agreement with the Mexican Institute of Industrial property, dated July 13, 2023 (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.31	Writ obtained in connection with registering the Shared Responsibility & Bonding Agreement with the Mexican Institute of Industrial property, dated July 12, 2023 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.32	Form of Independent Director Agreement between LQR House Inc. and Jay Dhaliwal (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed with the Commission on August 23, 2023).
10.33	Form of Independent Contractor Agreement 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-274903) filed with the SEC as of October 6, 2023).
10.34	10b-18 Repurchase Program (the “Program”) Letter of Engagement with Dominari Securities (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on September 21, 2023)
10.35	Services Agreement, dated October 15, 2023, by and between X-Media Inc. and LQR House Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on October 17, 2023)
10.36	Consulting Agreement between the Company and IR Agency LLC dated October 27, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 2, 2023)
10.37	Domain Name Transfer Agreement between LQR House Acquisition Corp. and SSquared Spirits LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.38†	Amendment to the Employment Agreement by and between the Company and Sean Dollinger dated November 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.39	Form of Independent Contractor Agreement 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-274903) filed with the SEC as of October 6, 2023).
10.40	Services Agreement, dated October 15, 2023, by and between X-Media Inc. and LQR House Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on October 17, 2023)
10.41	Consulting Agreement between the Company and IR Agency LLC dated October 27, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 2, 2023)
10.42	Product Handling Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.49	Funding Commitment Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.43	Form of the Share Exchange Agreement between the Company and the Seller dated May 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2024)
10.44	Form of the Subscription Agreement between the Company and DRNK dated June 7, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024)
10.45	Form of Director Agreement by and between the Company and Avraham Ben Tzvi, dated October 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.46	Form of Amendment No. 1 to Director Agreement by and between the Company and Avraham Ben Tzvi, dated October 17, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.47	Form of the Securities Purchase Agreement between the Company and David Lazar dated October 15, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.48	Form of a Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.49	Form of Director Settlement Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.50	Form of Settlement Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.51	Form of KBROS Settlement Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.52	Form of Independent Director Agreement, dated December 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024)
10.53	Form of Purchase Agreement dated December 30, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2025)
10.54	Supplier Agreement between the Company and Of The Earth Distribution Corp., dated June 28, 2024.
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
19.1	LQR House Inc. Insider Trading Policy, dated March 28, 2024 (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024).
23.1	Consent of dbbmckennon
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1#	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2#	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
97.1	LQR House Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement.

#	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR HOUSE INC.

Dated: March 31, 2025	By:	/s/ Sean Dollinger
Sean Dollinger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sean Dollinger	Chief Executive Officer	March 31, 2025
Sean Dollinger	(Principal Executive Officer)

/s/ Kumar Abhishek	Chief Financial Officer	March 31, 2025
Kumar Abhishek	(Principal Financial and Accounting Officer)

/s/ Alexandra Hoffman	Director	March 31, 2025
Alexandra Hoffman

/s/ Yilin Lu	Director	March 31, 2025
Yilin Lu

/s/ Hong Chun Yeung	Director	March 31, 2025
Hong Chun Yeung

/s/ James O’Brien	Director	March 31, 2025
James O’Brien

/s/ Lijun Chen	Director	March 31, 2025
Lijun Chen

/s/ Jing Lu	Director	March 31, 2025
Jing Lu

/s/ David Lazar	Director	March 31, 2025
David Lazar

LQR HOUSE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

LQR House, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LQR House, Inc., and subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained net losses and negative cash flow from operations and requires additional capital to operate, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter

As discussed in Notes 7 and 9 to the financial statements, the Company entered into certain retention and settlement agreements, primarily with related parties. Management has disclosed the nature, terms and financial impact of these transactions.

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

/s/ dbbmckennon

We have served as the Company’s auditor since 2021

Newport Beach, California

March 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LQR House, Inc.

Consolidated Balance Sheets

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$5,386,789	$7,064,348
Accounts receivable	28,040	-
Accounts receivable, related party	149,510	172,493
Advances to related party	-	177,340
Deposits in escrow	-	5,470,000
Prepaid expenses	240,729	2,189,955
Total current assets	5,805,068	15,074,136
Investments, at cost	1,117,500	-
Intangible assets, net	10,000	10,000
Right of use asset	-	8,402
Total assets	$6,932,568	$15,092,538

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$530,643	$265,229
Accounts payable, related party	21,175	58,589
Accrued expenses	927,711	138,585
Accrued expenses, related party	5,971,000	-
Right of use liability, current portion	-	7,324
Total current liabilities	7,450,529	469,727
Right of use liability	-	2,534
Total liabilities	7,450,529	472,261

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):

Common stock, $0.0001 par value, 350,000,000 shares authorized, 15,252,580 and 15,061,952 shares issued and outstanding as of December 31, 2024 and 4,829,438 shares issued and outstanding as of December 31, 2023, respectively	1,525	482
Additional paid-in capital	42,334,732	34,172,420
Treasury stock, at cost (190,628 shares)	(547,415)	-
Accumulated deficit	(42,306,803)	(19,552,625)
Total stockholders’ equity (deficit)	(517,961)	14,620,277
Total liabilities and stockholders’ equity (deficit)	$6,932,568	$15,092,538

See the accompanying notes to the audited financial statements.

LQR House, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2024	2023
Revenue - services	$117,965	$474,048
Revenue - product	2,383,695	646,574
Total revenues	2,501,660	1,120,622

Cost of revenue - services	178,851	351,823
Cost of revenue - product	2,635,984	563,775
Total cost of revenue	2,814,835	915,598
Gross profit (loss)	(313,175)	205,024

Operating expenses:
General and administrative	14,556,220	11,426,747
Sales and marketing	3,617,924	2,480,001
Impairment of intangible asset	-	1,875,000
Total operating expenses	18,174,144	15,781,748

Loss from operations	(18,487,319)	(15,576,724)

Other income (expense):
Interest expense	-	(171,000)
Impairment of investment	(4,500,000)	-
Other income	227,467	-
Gain on sale of marketable securities	5,674	-
Total other income (expense)	(4,266,859)	(171,000)

Provision for income taxes	-	-
Net loss	$(22,754,178)	$(15,747,724)

Weighted average common shares outstanding - basic and diluted	5,517,945	925,607
Net loss per common share - basic and diluted	$4.12	$(17.01)

See the accompanying notes to the audited financial statements.

LQR House, Inc.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2022	230,011	23	-	$-	$5,844,519	$(3,804,901)	$2,039,641
Issuance of common stock pursuant to private placement	23,875	2	-	-	954,998	-	955,000
Issuance of common stock for services	137,500	14	-	-	5,552,486	-	5,552,500
Repurchase of shares	(75,000)	(8)	-	-	(17,992)	-	(18,000)
Issuance of common stock pursuant to IPO	28,750	3	-	-	5,749,997	-	5,750,000
Conversion of note payable into common stock	63,766	6	-	-	1,120,994	-	1,121,000
Issuance of common stock pursuant to public offerings	5,228,384	523	-	-	18,049,477	-	18,050,000
Effect of stock split	57,222	6	-	-	(6)	-	-
Vesting of restricted stock units	-	-	-	-	1,091,648	-	1,091,648
Offering costs	-	-	-	-	(2,672,936)	-	(2,672,936)
Cancellation of warrants	-	-	-	-	(60,000)	-	(60,000)
Repurchase of common stock	-	-	(865,070)	(1,440,852)	-	-	(1,440,852)
Retirement of shares	(865,070)	(87)	865,070	1,440,852	(1,440,765)	-	-
Net loss	-	-			-	(15,747,724)	(15,747,724)
Balances at December 31, 2023	4,829,438	$482	-	$-	$34,172,420	$(19,552,625)	$14,620,277
Vesting of restricted stock units	16,405	2	-	-	2,533,254	-	2,533,256
Repurchase of common stock	-	-	(190,628)	(547,415)	-	-	(547,415)
Corrective issuance from stock dividend	2,417	-	-	-	-	-	-
Common stock issued for investment	750,000	75	-	-	817,425	-	817,500
Issuance of common stock pursuant to public offerings	1,485,575	149	-	-	1,542,930	-	1,543,079
Issuance of common stock pursuant to private placement	6,090,945	609	-	-	3,349,411	-	3,350,020
Exercise of warrants	2,077,800	208	-	-	(208)	-	-
Offering costs	-	-	-	-	(80,500)	-	(80,500)
Net loss	-	-	-	-	-	(22,754,178)	(22,754,178)
Balances at December 31, 2024	15,252,580	$1,525	(190,628)	$(547,415)	$42,334,732	$(42,306,803)	$(517,961)

See the accompanying notes to the audited financial statements.

LQR House, Inc.

CONOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,754,178)	$(15,747,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of advances to related party	177,340	-
Amortization	-	208,333
Impairment of investment	4,500,000	-
Impairment of intangible asset	-	1,875,000
Vesting of restricted stock units	2,533,256	1,091,648
Gain on sale of marketable securities	(5,674)	-
Issuance of common stock for services	-	5,552,500
Changes in operating assets and liabilities:
Accounts receivable	(28,040)	-
Accounts receivable, related party	22,983	52,199
Prepaid expenses	1,949,226	(2,189,955)
Accounts payable	265,414	(22,228)
Accounts payable, related party	(37,414)	(45,413)
Accrued expenses	789,126	110,329
Accrued expenses, related party	5,971,000	-
Right of use liability, net	(1,456)	1,456
Net cash used in operating activities	(6,618,417)	(9,113,855)
Cash flows from investing activities:
Purchases of marketable securities	(7,758,523)	-
Sales of marketable securities	7,764,197	-
Acquisition of CWS Platform	-	(10,000)
Net repayments from related party	-	137,426
Deposits in escrow	-	(5,470,000)
Return of deposits in escrow	670,000	-
Net cash provided by (used in) investing activities	675,674	(5,342,574)
Cash flows from financing activities:
Proceeds from note payable	-	950,000
Issuance of common stock and pursuant to private placement	3,350,020	955,000
Issuance of common stock and pursuant to IPO, net of offering costs	-	4,507,228
Issuance of common stock and pursuant to public offerings, net of offering costs	1,543,079	16,619,836
Repurchase and buyback of common stock	(547,415)	(1,458,852)
Cancellation of warrants	-	(60,000)
Offering costs	(80,500)	-
Net cash provided by financing activities	4,265,184	21,513,212
Net change in cash and cash equivalents	(1,677,559)	7,056,783
Cash and cash equivalents at beginning of year	7,064,348	7,565
Cash and cash equivalents at end of year	$5,386,789	$7,064,348

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued for investment	$817,500	$-
Reclassification of deposit in escrow to investment	$4,800,000	$-
Conversion of note payable and accrued interest into common stock	$-	$1,121,000

See the accompanying notes to the audited financial statements.

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

The Company’s Chief Executive Officer, Sean Dollinger, owns 50% of the equity of the Seller, and the other 50% is owned by a minority shareholder of the Company, who is considered a related party. A Special Committee of the Company’s Board of Directors consisting of all independent directors approved the terms of the Agreement on November 1, 2023. See Note 8.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $22,754,178 and $15,747,724 during the years ended December 31, 2024 and 2023, respectively, and had cash used in operations of $6,618,417 during the year ended December 31, 2024. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern. See Note 12 for capital raised subsequent to December 31, 2024.

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

Marketable Securities

The Company held investments in mutual funds. The investments were classified as available-for-sale and are held at fair value. The investments have a readily determinable fair value and as such, were recognized as Level 1 financial instruments.

Investments, at Cost

In accordance with FASB ASC Subtopic 321, Investments – Others – Cost Method Investments, investments where the Company does not have a significant influence are accounted for at cost. The Company reviews all material investments on an annual basis to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of the investment. In the event the fair value of the investment declines below the cost basis, the Company records an impairment.

As of December 31, 2024, the Company recognized an impairment expense of $4,500,000 related to its investment in DRNK Beverage Corp, which was recorded within other income (expense) in the consolidated statements of operations. This impairment was triggered by company specific information and progress of the investee against expectations. The impairment also reflects the ongoing challenges in the marketplace and the reduced prospects for recovery of the carrying value of the investment. The Company continues to monitor the situation and will assess the need for any further adjustments in future periods.

See Note 6 for further detail.

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

The Company derives its revenue from marketing services, sales via the CWS Platform, distribution of its SWOL Tequila and subscription-based membership revenue. Revenue is reported net of discounts.

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

Product Sales

The Company wholly owns SWOL Tequila, a tequila produced in limited batches by a third-party manufacturer in Mexico. The Company handles all logistics to deliver the product to CWS for retail distribution in the United States, including advancing production, shipping, and other import-related expenses. Under historical agreements, the Company is entitled to receive payment for these costs, plus an additional 20% for each bottle of SWOL Tequila sold via wholesale channels. Revenue is recognized when the product is delivered, fulfilling the Company’s performance obligation. Due to regulatory restrictions surrounding the delivery and custodianship of alcoholic beverages, CWS assumes ownership at the time of delivery, with no recourse or right of return.

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

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
Disaggregation of Revenues	2024	2023
CWS Platform	$2,343,255	$528,450
SWOL product sales	40,440	118,124
Revenue - product	2,383,695	646,574

Marketing	73,455	442,662
Vault	44,510	31,386
Revenue - services	117,965	474,048

Total revenues	$2,501,660	$1,120,622

Cost of Revenue

Cost of revenue consists of all direct costs attributable to prost sales and performing marketing services. Cost of revenue includes product costs, packaging, shipping and other importing and delivery charges, as well contracted marketing services. Cost of revenue also includes customer service personnel and amortization of the Company’s marketing license asset in 2023.

Sales and Marketing

Sales and marketing costs primarily consist of advertising, promotional expenses and marketing consulting and advisory services. Sales and marketing costs also include sales commissions. Advertising costs were approximately $628,000 in 2024, and nominal in 2023.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2024 and 2023, the Company has no deferred offering costs.

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

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

The key measures of segment profit or loss reviewed by our CODM are revenue and operating costs. These metrics are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2024 and December 31, 2023, diluted net loss per share is the same as basic net loss per share. Potentially dilutive items outstanding as of December 31, 2024 include the Company’s outstanding restricted stock units and warrants to purchase common stock (See Note 8).

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the year ended December 31, 2024, and for interim periods beginning in 2025. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

Under Regulation S-X 3-05, management determined that the CWS Platform acquisition constituted a business combination as the revenue producing activity (e-commerce sales) was expected to be similar both pre and post-domain name acquisition. As such, the Company recorded an intangible asset of $10,000 for the purchase price consideration of the domain name.

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

Year Ended
December 31,
2023
Revenues	$3,091,206
Net loss	(16,037,213)
Net loss per common share	$(17.33)

5. OTHER ASSETS

Prepaid Expenses

The Company determined it was no longer pursuing the website development services as per its October 2023 agreement with X-Media. As such, the Company recognized an expense of $1,350,000 as of December 31, 2024, representing the remaining unamortized prepaid amount. The amount was included in sales and marketing expenses in the consolidated statements of operations.

Deposits in Escrow

As of December 31, 2023, the Company had $5,470,000 in deposits held in escrow for potential investments. In the first quarter of 2024, the Company received $670,000 back from an investment it was no longer pursuing. The remaining $4,800,000 was transferred to an investment in the common stock of a third-party entity, DRNK Beverage Corp. which became Chase Mocktails Ltd. See below.

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

Chase Mocktails Ltd (f/k/a DRNK Beverage Corp.)

On June 7, 2024, the Company consummated an acquisition of approximately 8.58% of common shares of DRNK Beverage Corp. (“DRNK”) which became Chase Mocktails Ltd., pursuant to a Subscription Agreement (“DRNK Agreement”). Pursuant to the Agreement, the Company subscribed for and purchased from DRNK 1,920,000 common shares of DRNK at a price of $2.50 per share for an aggregate amount of $4,800,000. Upon the closing of the DRNK Agreement, the Company reclassified $4,800,000 which was held as a deposit in escrow to investments.

As of December 31, 2024, the Company recognized an impairment expense of $4,500,000 related to its investment in DRNK based on impairment indicators on DRNK’s financial performance and DRNK’s progress as compared to initial expectations. In determining the impairment, management used a market approach using projected revenue information obtained from DRNK and market multiples for companies in similar industry segments.

As a result of this adjustment, the carrying value of the investment has been reduced to $300,000, and the impairment charge of $4,500,000 has been recorded within other income (expense) in the consolidated statements of operations.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2024	2023
Accrued retention and settlement payments	$513,729	$-
Accrued professional and other fees	62,450	-
Taxes payable	263,087	93,585
Other accrued	88,445	45,000
Total accrued expenses	$927,711	$138,585

Accrued retention and settlement payments, related parties	5,971,000	-
Total accrued expenses, related parties	$5,971,000	$183,585

From October to December 2024, the Company entered into several settlement, bonus and retention agreements, of which $6,484,729 were accrued and unpaid as of December 31, 2024. Through the issuance date of these financial statements, approximately $5,600,000 of the accrued balances have been paid.

The following is a summary of the amounts incurred, paid and accrued with respect to the agreements noted above:

Year Ended
December 31,
2024
Retention and settlement expenses, related parties	$7,071,000
Retention and settlement expenses	950,000
Total expenses (general and administrative)	8,021,000

Less: 2024 payments, related parties	(1,100,000)
Less: 2024 payments	(436,271)
Total payments in 2024	(1,536,271)

Accrued retention and settlement payments, related parties	5,971,000
Accrued retention and settlement payments	513,729
Total accrued retention and settlement payments	$6,484,729

The Company entered into bonus and retention agreements reflect to retain key talent and incentivize critical personnel, including executives, directors, other related entities (see Note 9) and vendors. These were designed to ensure continuity in leadership, governance and support the Company’s long-term goals with key consultants and vendors, even though the Company is not currently profitable

8. STOCKHOLDERS’ EQUITY (DEFICIT)

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

Single Common Stock Structure

On June 5, 2023, the Company further amended its articles of incorporation to amend the share structure by (i) eliminating a dual class share structure consisting of the Class A Common Stock and Class B Common Stock and establishing a single common stock structure consisting of shares of common stock only, with 350,000,000 authorized shares being all designated as common stock with a par value of $0.0001 per share (the “Single Common Stock Structure”), entitled to one (1) vote per share; and by (ii) eliminating all authorized shares of preferred stock. All shares of Class B Common Stock issued and outstanding at the time of the amendment became shares of common stock. The accompanying financial statements reflect the single common stock structure in place as of December 31, 2024 and 2023.

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

2024 Stock Transactions

In May 2024, the Company issued 750,000 shares of common stock pursuant to the Cannon Agreement for a fair value of $817,500. See Note 6.

On October 15, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with David E. Lazar (“Lazar”), pursuant to which the Company issued 1,101,818 shares of common stock at a price of $0.55 per share for proceeds of $606,000.

In December 2024, the Company issued 4,352,727 shares of common stock to several accredited investors at a price of $0.55 per share and five-year warrants to purchase an aggregate of 10,909,090 shares of common stock at the exercise price of $0.55 per share (the “Warrant”) pursuant to the Securities Purchase Agreement (“Lazar Purchase Agreement”), dated October 15, 2024 by and between the Company and David E. Lazar. These investors obtained the rights to the issuance of such securities pursuant to the assignment of rights of a purchaser by David Lazar as provided for in the Lazar Purchase Agreement. The Company received net proceeds of $2,394,000 pursuant to the transaction.

In December 2024, the Company entered into a Securities Purchase Agreement with various investors, pursuant to which the Company issued 636,400 shares of common stock at a price of $0.55 per share for aggregate gross proceeds of $350,020.

In December 2024, the Company issued 2,077,800 shares of common stock pursuant to the cashless exercise of warrants.

During the year ended December 31, 2024, the Company issued an aggregate of 1,485,575 shares of common stock pursuant to an at-the-market public offering for net proceeds of $1,543,079.

As of December 31, 2024, the Company had 15,252,580 shares issued and 15,061,952 shares outstanding.

2023 Stock Transactions

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

In August 2023, the board of directors approved the issuance of an aggregate total of 62,501 shares of the Company’s common stock under the LQR House Inc. Stock Option and Incentive Plan (“2021 Plan”) to certain consultants with whom the Company entered into independent contractor agreements, in consideration for their providing consulting services to the Company. The Company recognized stock-based compensation expense of $2,552,500, or $40.80 per share based on the fair value of the Company’s common stock at the time of the agreements, for the year ended December 31, 2023. The amount was included in general and administrative expenses in the statements of operations.

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

Share Buyback

On September 1, 2023, the board of directors of the Company authorized a share buyback program for up to 20% of the Company’s common stock and approved an agreement entered by and between the Company and Dominari Securities LLC (“Dominari”) on August 28, 2023 to effect the share buyback program. From September 8, 2023 through December 22, 2023, the Company confirmed the acquisition of 865,070 shares of common stock for a total of $1,440,852, which was initially recorded as treasury stock on the balance sheet and statement of stockholders’ equity (deficit). On December 22, 2023, the 865,070 shares were sent to the Company’s transfer agent for retirement.

In January 2024, the Company purchased a total of 190,628 shares of the Company’s common stock for $547,415, which was recorded as treasury stock on the balance sheet and statement of stockholders’ equity (deficit).

Warrants

On December 30, 2024, the Company issued five-year warrants to several accredited investors to purchase an aggregate of 10,909,090 shares of common stock at the exercise price of $0.55 per share (the “Warrant Shares”). The warrants are immediately exercisable. These warrants can also be exercised, in whole or in part, by means of a “cashless exercise” in which the holder shall be entitled to receive the number of Warrant Shares equal to the quotient obtained by dividing a) the volume weighted-average price of the stock on the trading day preceding the exercise notice less the exercise price multiplied by the Warrant Shares by b) the volume weighted-average price.

On December 30, 2024, 2,077,800 shares were issued pursuant to the immediate cashless exercise of the warrants. As of December 31, 2024, 7,366,209 warrants remained outstanding.

Restricted Stock Units

In August 2023, the Company granted 31,250 restricted stock units (the Director RSU’s) which were to vest in eight equal quarterly installments commencing on October 1, 2023. On August 30, 2023, the Board authorized deferring the vesting of the Director RSUs until such date that the 2021 Plan is amended. The RSUs had a grant-date fair value of $6,266,533. During the year ended December 31, 2023, the Company recognized stock-based compensation expense of $1,091,648, which is included in general and administrative expenses in the statement of operations. As of December 31, 2023, there were 29,250 Director RSUs outstanding after cancellations.

On December 19, 2024, the Company granted 50,000 restricted stock units (the 2024 Director RSU’s) to each newly elected independent director (see Note 8) which shall vest in eight (8) equal quarterly installments commencing in the first quarter of 2025, provided that such directors remain in continuous service of the Company on such dates. The RSUs had a grant-date fair value of $318,000.

During the year ended December 31, 2024, 3,000 restricted stock units were forfeited following the resignation of three directors.

During the year ended December 31, 2024, the Company recognized stock-based compensation expense of $2,533,256 in the statement of operations pertaining to the vesting of director RSUs. Total unrecognized compensation cost related to non-vested restricted stock units amounted to $1,953,482 as of December 31, 2024, which is expected to be recognized over approximately 2 years. As of December 31, 2024, 209,845 RSUs remained unvested.

The following table summarizes RSU activity for the year ended December 31, 2024:

	Restricted Stock Units
	Number of shares	Weighted Average Fair Value
Unvested of December 31, 2023	29,250	$197.45
Granted	200,000	1.59
Vested	(16,405)	200.00
Forfeited	(3,000)	175.00
Unvested as of December 31, 2024	209,845	$10.90

9. RELATED PARTY TRANSACTIONS

KBROS and Ssquared Spirits LLC

The Company’s founder and Chief Executive Officer, who is a stockholder and member of the board of directors has an economic interest in Ssquared Spirits LLC, the seller of the CWS Platform acquisition. The spouse of the Company’s former Chief Executive Officer and director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared Spirits LLC, and a minority shareholder with the Company. See Note 4 for the CWS Platform acquisition from SSquared. KBROS acts as the Company’s Product Handler, whereby they are entitled to compensation of $40,000 per month plus reimbursement for shipping and handling fees incurred by them for orders fulfilled through the CWS Platform, and bonus for reaching certain revenue milestones. Pursuant to the Product Handling Agreement, the Company incurred $480,000, to KBROS for the year ended December 31, 2024, which is included in cost of revenue in the consolidated statements of operations. During the year ended December 31, 2024, the Company paid $200,000 in incentive compensation, which is included in sales and marketing expenses in the consolidated statements of operations.

In October, 2024, the Company entered into a settlement and release agreement with KBROS, and its controlling stockholder, for an aggregate amount equal to $4,100,000, which is included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2024, $3,600,000 remained unpaid and was included as accrued expenses on the consolidated balance sheet. Of this amount, $1,800,000 was paid in 2025 and $1,800,000 remained unpaid as of issuance date of these consolidated financial statements.

See Note 11 for funding commitment with KBROS.

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

As of December 31, 2024 and 2023, the Company had $149,510 and $172,493, respectively, in accounts receivable, related party with CWS pertaining to product revenues. In the event that CWS fails to repay the trade receivables, the Company believes it can offset the outstanding receivables against regular payables due to KBROS.

Accounts Payable, Related Party

As of December 31, 2024 and 2023, the Company had accounts payable of $21,175 and $58,589, respectively, with related parties, including KBROS, the Company’s founder and Chief Executive Officer, and officers and directors.

Board of Directors

In October 2024, Jay Dhaliwal resigned from the Board of Directors, and pursuant to his resignation 500 RSU’s were cancelled which were unvested at time of resignation.

In December 2024, two directors, James Huber and Gary Herman resigned from the Board of Directors, and pursuant to their resignation unvested 1,250 RSU’s to each director, were cancelled.

On December 19, 2024, after the Annual Meeting, the Board appointed Mr. Lijun Chen and Dr. Jing Lu to fill the vacancies on the Board resulting from the resignations of Mr. Huber and Mr. Herman, effective as of December 19, 2024. The initial terms as director for Mr. Chen and Dr. Lu will expire at the Company’s 2025 annual meeting of stockholders. Mr. Chen was also appointed to serve as the Chairman of the Board, a member of the Audit Committee of the Board and a member of the Nominating and Corporate Governance Committee of the Board. Dr. Lu was appointed to serve as a member of the Compensation Committee of the Board, a Chairperson of the Nominating and Corporate Governance Committee of the Board and a Member of the Audit Committee of the Board.

On December 19, 2024 and immediately after the Annual Meeting, the Board appointed newly elected director James O’Brien to serve as Chairman of the Compensation Committee of the Board.

In connection with such director appointments and the election of Mr. Yilin Lu and Mr. Hong Chun Yeung as directors of the Company on December 19, 2024, the Company entered into an independent director agreement with each of the newly elected and appointed directors: Mr. Yilin Lu, Mr. Hong Chun Yeung, Mr. Lijun Chen and Dr. Jing Lu (each, the “Director Agreement”). Pursuant to the Director Agreement, each of the abovementioned directors will be entitled to receive from the Company an annual cash fee of $36,000, to be paid in monthly installments, for their services as a director of the Board. Each of these directors shall also receive equity compensation in the form of 50,000 restricted stock units (“RSUs”), vesting in eight (8) equal quarterly installments commencing in the first quarter of 2025, provided that such directors remain in continuous service of the Company on such dates.

Performance Bonus

During the year ended December 31, 2024, the Company paid its Chief Executive Officer and KBROS a performance bonus of $200,000 each for achieving certain revenue levels through the CWS Platform.

Retention Agreements

See Note 7 for a summary reconciliation of related and non-related party retention agreements. See below for a detailed description.

In October 2024, the Company entered into a retention agreement with its Chief Financial Officer whereby a retention bonus of $550,000 was awarded for continued services. This amount was included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2024, $250,000 remained unpaid and was included within accrued expenses, related party on the consolidated balance sheet, which has been paid as of the date of issuance of these consolidated financial statements.

In October 2024, the Company entered into a retention agreement with its Chief Executive Officer, and entities affiliated with the CEO, whereby a retention bonus of $850,000 was awarded for continued services. This amount was included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2024, $800,000 remained unpaid and was included within accrued expenses, related party on the consolidated balance sheet, which has been paid in January 2025.

In October 2024, the Company entered into a retention agreement with its Chief Marketing Officer, Jaclyn Hoffman, whereby a retention bonus of $285,000 was awarded for continued services. This amount was included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2024, $255,000 remained unpaid and was included within accrued expenses, related party on the consolidated balance sheet. Of this amount, $100,000 was paid in January 2025, and $155,000 remained unpaid as of issuance date of these consolidated financial statements.

In October 2024, the Company entered into a retention agreement with its director Alexandra Hoffman whereby a retention bonus of $600,000 was awarded for continued services. This amount was included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2024, $500,000 remained unpaid and was included within accrued expenses, related party on the consolidated balance sheet. This amount was paid in January 2025.

During the year ended December 31, 2024, the Company paid an aggregate of $120,000 to four former directors as per their respective settlement agreements.

Lease

The Company historically leased space from a related party entity, which is now month-to-month. As part of the retention and settlement agreements above, the Company agreed to pay this entity $40,000.

10. INCOME TAXES

For the years ended December 31, 2024 and 2023, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The following table presents the deferred tax assets and liabilities by source:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$7,213,981	$2,714,847
Valuation allowance	(7,213,981)	(2,714,847)
Net deferred tax assets	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through December 31, 2024, and no history of generating taxable income. Therefore, valuation allowances of $7,213,981 and $2,714,847, respectively, were recorded as of December 31, 2024 and 2023. Valuation allowance increased by $4,499,134 and $1,949,039 during the years ended December 31, 2024 and 2023, respectively. Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be approximately 28.0%. The effective rate is reduced to 0% for 2024 and 2023 due to the full valuation allowance on its net deferred tax assets.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. At December 31, 2024 and 2023, the Company had net operating loss carryforwards available to offset future taxable income in the amounts of approximately $25,808,400 and $9,712,000, respectively, which can be carried forward indefinitely. Certain changes in ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of December 31, 2024, management has not determined the extent of any such limitations, if any.

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

11. COMMITMENTS AND CONTINGENCIES

Funding Commitment Agreement

On November 1, 2023, the Company entered into a Funding Commitment Agreement with KBROS, the Product Handler pursuant to the Product Handling Agreement as defined in Note 4. Pursuant to this agreement, the Company committed to provide annual funding to the Product Handler from time to time in the minimum amount of $2,500,000 to enable the Product Handler to purchase inventory from Company-approved vendors (“Vendors”). The Company may, without notice to Product Handler, elect not to advance funding for any inventory sold by particular Vendors with respect to which the Company reasonably feels insecure. This Agreement concerns a funding commitment, and not the purchase of Products from Product Handler or Vendors.

For further details regarding the settlement agreement, see Note 9.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

12. SUBSEQUENT EVENTS

Through the issuance date, the Company has issued common shares pursuant to the exercise of 7,366,209 warrants for proceeds of approximately $4,050,000.

Through the issuance date, the Company has issued 13,816,082 shares of common stock pursuant to its ATM Agreement for net proceeds of $5,014,022.