Form 10-Q
period 2025-03-31
LQR House Inc.
filed 2025-05-13
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the Company had 1,066,836 shares of common stock, $0.0001 par value, issued and 1,061,389 shares of common stock, $0.0001 par value, outstanding.

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

ii

ITEM 1 – FINANCIAL STATEMENTS

LQR HOUSE INC.

CONDENSED CONSOLDIATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$7,889,597	$5,386,789
Accounts receivable	48,740	28,040
Accounts receivable, related party	149,510	149,510
Subscription receivable	108,054	-
Prepaid expenses	279,595	240,729
Total current assets	8,475,496	5,805,068
Investments, at cost	1,117,500	1,117,500
Intangible assets, net	10,000	10,000
Total assets	$9,602,996	$6,932,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,131	$530,643
Accounts payable, related party	28,411	21,175
Accrued expenses	394,250	927,711
Accrued expenses, related party	1,743,392	5,971,000
Total current liabilities	2,301,184	7,450,529

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.0001 par value, 10,000,000 shares authorized, 1,066,798 and 1,061,351 shares issued and outstanding as of March 31, 2025 and 435,788 and 430,341 shares issued and outstanding as of December 31, 2024, respectively	107	44
Additional paid-in capital	52,545,573	42,336,213
Treasury stock, at cost (5,447 shares)	(547,415)	(547,415)
Accumulated deficit	(44,696,453)	(42,306,803)
Total stockholders’ equity	7,301,812	(517,961)
Total liabilities and stockholders’ equity	$9,602,996	$6,932,568

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenue - services	$77,356	$43,791
Revenue - product	351,984	437,303
Total revenues	429,340	481,094

Cost of revenue - services	1,400	37,208
Cost of revenue - product	397,782	523,383
Total cost of revenue	399,182	560,591
Gross profit (loss)	30,158	(79,497)

Operating expenses:
General and administrative	2,023,161	1,606,461
Sales and marketing	406,853	786,415
Total operating expenses	2,430,014	2,392,876

Loss from operations	(2,399,856)	(2,472,373)

Other income (expense):
Other income	10,206	44,981
Total other income (expense)	10,206	44,981

Provision for income taxes	-	-
Net loss	$(2,389,650)	$(2,427,392)
Weighted average common shares outstanding - basic and diluted	621,437	132,719
Net loss per common share - basic and diluted	$(3.85)	$(18.29)

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

unaudited condensed consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	137,984	14	-	-	34,172,888	(19,552,625)	14,620,277
Vesting of restricted stock units	-	-	-	-	720,842	-	720,842
Repurchase of common stock	-	-	(5,447)	(547,415)	-	-	(547,415)
Net loss	-	-	-	-	-	(2,427,392)	(2,427,392)
Balances at March 31, 2024	137,984	$14	(5,447)	$(547,415)	$34,893,730	$(21,980,017)	$12,366,312

Balances at December 31, 2024	435,788	$44	(5,447)	$(547,415)	$42,336,213	$(42,306,803)	$(517,961)
Vesting of restricted stock units	808	-	-	-	695,508	-	695,508
Issuance of common stock pursuant to directors agreements	6,191	1			283,678		283,679
Issuance of common stock pursuant to ATM agreement	413,520	41	-	-	5,178,779	-	5,178,821
Exercise of warrants	210,463	21	-	-	4,051,394	-	4,051,415
Effect of stock split	28	-	-	-	-	-	-
Net loss	-	-	-	-	-	(2,389,650)	(2,389,650)
Balances at March 31, 2025	1,066,798	$107	(5,447)	$(547,415)	$52,545,573	$(44,696,453)	$7,301,812

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,389,650)	$(2,427,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	172,680	-
Vesting of restricted stock units	695,509	720,842
Changes in operating assets and liabilities:
Accounts receivable	(20,700)	-
Accounts receivable, related party	-	827
Prepaid expenses	(38,866)	300,781
Accounts payable	(395,512)	(75,227)
Accounts payable, related party	7,236	(13,589)
Accrued expenses	(533,462)	119,353
Accrued expenses, related party	(4,116,608)	365
Net cash used in operating activities	(6,619,373)	(1,374,040)
Cash flows from investing activities:
Purchases of marketable securities	-	(4,030,986)
Return of deposits in escrow	-	670,000
Net cash used in investing activities	-	(3,360,986)
Cash flows from financing activities:
Issuance of common stock pursuant to exercise of warrants	4,051,415	-
Issuance of common stock pursuant to ATM agreement	5,070,767	-
Repurchase and buyback of common stock	-	(547,415)
Net cash provided by (used in) financing activities	9,122,181	(547,415)
Net change in cash and cash equivalents	2,502,808	(5,282,441)
Cash and cash equivalents at beginning of period	5,386,789	7,064,348
Cash and cash equivalents at end of period	$7,889,597	$1,781,907

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Subscription receivable	$108,054	$-
Issuance of common stock for accrued expenses	$111,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

Reverse Stock Split

On April 16, 2025, the Company filed a Certificate of Change to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-35 reverse stock split (the “Reverse Split”) of its common stock, par value $0.0001 per share. The Reverse Split became effective on April 21, 2025. In connection with Reverse Split, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock to 10,000,000. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split

2. GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $2,389,650 and $2,427,392 for the three months ended March 31, 2025 and 2024, and has negative cash flows from operations of $6,619,373 and $1,374,040 for the three months ended March 31, 2025 and March 31, 2024, respectively. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Form 10-K filed with the SEC on March 31, 2025.

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

As of March 31, 2025, the Company’s investment in DRNK Beverage Corp continues to be recorded at its impaired carrying value of $300,000, after reflecting an impairment expense of $4,500,000 recognized as of December 31, 2024. That impairment was triggered by company-specific information and the investee’s performance relative to expectations, as well as general market challenges. No additional impairments or observable price changes were identified during the three months ended March 31, 2025. The Company continues to monitor the situation and will assess the need for any further adjustments in future periods.

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

There were no transfers between Level 1, Level 2, or Level 3 fair value classifications during the three months ended March 31, 2025.

Available-for-sale investments are classified as Level 1, as they are valued based on quoted prices in active markets for identical instruments.

The carrying values of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short maturity of these instruments. The Company believes the carrying amount of its advances to related parties approximate fair value due to its short-term maturity.

The Company’s investments are accounted for under the cost method. See above and Note 5 to our unaudited condensed consolidated financial statements.

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

Vault

Vault is the exclusive membership program for CWS Platform customers. Through the CWS Platform, users can sign up for membership where they will have access to all products available through the CWS combined with special membership benefits including discounted products, free shipping and promotional offers. Prior to the acquisition of the CWS Platform, the Company marketed this membership program on the CWS Platform and was entitled to 50% of the revenue from the subscriptions as the agent of the transaction. Upon the acquisition of the CWS Platform, the Company records gross revenue as it is the principal in the transaction. The Company records a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended
	March 31,
Disaggregation of Revenues	2025	2024

CWS Platform	$330,341	$435,683
SWOL product sales	21,643	1,620
Revenue - product	351,984	437,303

Marketing	62,402	30,351
Vault	14,954	13,440
Revenue - services	77,356	43,791
Total revenues	$429,340	$481,094

Cost of Revenue

Cost of revenue consists of all direct costs attributable to sales and performing marketing services. Cost of revenue includes product costs, packaging, shipping and other importing and delivery charges, as well as contracted marketing services. Cost of revenue also includes customer service personnel and amortization of the Company’s marketing license asset in 2023.

Sales and Marketing

Sales and marketing costs primarily consist of advertising, promotional expenses and marketing consulting and advisory services. Sales and marketing costs also include sales commissions. For the three months ended March 31, 2025 and 2024, Advertising costs were approximately $206,000 and $167,000, respectively.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2025 and 2024, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of March 31, 2025 include the Company’s outstanding restricted stock units (See Note 7).

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

5. INVESTMENTS, AT COST

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

As of March 31, 2025, the investment continues to be carried at its impaired value of $300,000. No further impairment indicators or observable price changes were identified during the three-month period ended March 31, 2025. The Company continues to monitor this investment and will assess the need for any future adjustments as conditions warrant.

6. ACCRUED EXPENSES

Accrued expenses consist of the followings:

	March, 31	December 31,
	2025	2024
Accrued retention and settlement payments	$53,729	$513,729
Accrued professional and other fees	109,628	62,450
Taxes payable	195,293	263,087
Other accrued	35,600	88,445
Total accrued expenses	$394,250	$927,711

Accrued retention and settlement payments, related parties	1,743,392	5,971,000
Total accrued expenses, related parties	$1,743,392	$5,971,000

As of December 31, 2024, the Company had accrued expenses totaling $6,484,729 related to various settlement, bonus, and retention agreements executed between October and December 2024. During the three months ended March 31, 2025, the Company paid approximately $4,687,000 of these previously accrued balances. The remaining balance of approximately $1,797,000 remains accrued as of March 31, 2025, and is expected to be settled in future periods.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

Amendment to Articles of Incorporation or Bylaws

On April 16, 2025, the Company filed a Certificate of Change to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-35 reverse stock split (the “Reverse Split”) of its common stock, par value $0.0001 per share. The Reverse Split became effective on April 21, 2025.

Pursuant to the Reverse Split, every 35 shares of the Company’s authorized, issued and outstanding common stock were automatically converted into one share of common stock. No fractional shares were issued as a result of the Reverse Split; instead, fractional shares were rounded up to the nearest whole share at the individual stockholder level.

As a result of the Reverse Split, the par value per share remained unchanged. All share and per share amounts in these financial statements have been retroactively adjusted to reflect the Reverse Split for all periods presented, unless otherwise indicated.

In connection with Reverse Split, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock to 10,000,000.

2025 Stock Transactions

During the three months ended March 31, 2025, the Company issued 413,520 shares of common stock (on a post-reverse split basis) pursuant to an at-the-market public offering for net proceeds of $5,178,821. Of the total proceeds, $108,054 was received in April 2025. As of March 31, 2025, the Company recorded a subscription receivable in respect of this issuance.

Issuance of shares in pursuance of director’s agreement

On October 15, 2024, the Company entered into a Director Agreement with Avraham Ben-Tzvi, a then-member of the Board of Directors. Mr. Ben-Tzvi ceased to serve on the Board effective December 19, 2024. In recognition of his service, the Company issued 3,334 shares of its common stock, par value $0.0001 per share (on a post-reverse split basis), to Mr. Ben-Tzvi on January 2, 2025. On January 28, 2025, Mr. Ben-Tzvi entered into a Lock-Up Agreement with the Company in connection with the share issuance, under which he agreed not to transfer, sell, pledge, or otherwise dispose of the shares for a period of twelve (12) months. The Lock-Up Agreement also prohibits hedging transactions, registration demands, and deposit of the shares into depositary facilities during the lock-up period. The Company has instructed its transfer agent to enforce applicable restrictions. For the three months ended March 31, 2025, the Company recognized $172,679 of stock-based compensation expense related to this issuance. The fair value of the shares was measured as of the grant date, January 2, 2025, in accordance with ASC 718, Compensation – Stock Compensation.

On April 2, 2025, David Lazar resigned as President and as a member of the Company’s Board of Directors, effective the same date (the “Separation Date”). In connection with his resignation, the Company entered into a Separation Agreement with Mr. Lazar, pursuant to which the Company agreed to pay $415,000 in cash and issue 2,857 shares of the Company’s common stock, par value $0.0001 per share (on a post-split basis), as consideration for the covenants and agreements set forth therein. As of December 31, 2024, the Company recorded a total expense of $526,000 related to this agreement, consisting of $415,000 in accrued cash compensation and $111,000 in non-cash stock-based compensation, based on the fair value of the Shares as of the measurement date. The shares were issued on April 2, 2025, and are subject to a Lock-up Agreement under which Mr. Lazar has agreed not to transfer, sell, pledge, or otherwise dispose of the shares for a period of one year from the date of issuance. The expense associated with the issuance of the Shares was fully recognized in the year ended December 31, 2024. No additional expense related to this agreement was recognized during the three months ended March 31, 2025.

Warrants

During the three months ended March 31, 2025, the Company issued 210,463 shares of common stock (on a post-reverse split basis) upon the exercise of warrants, resulting in aggregate gross proceeds of $4,051,415.

Restricted Stock Units

In August 2023, the Company granted 893 restricted stock units (the Director RSU’s) on post-split basis, which were to vest in eight equal quarterly installments commencing on October 1, 2023. On August 30, 2023, the Board authorized deferring the vesting of the Director RSUs until such date that the 2021 Plan is amended. The amendment to the plan was approved on December 19, 2024 and vesting resumed thereafter.

In December, 2024, the Company granted 1,429 restricted stock units (the 2024 Director RSU’s) on post-split basis to each four newly elected independent director, for a total of 5,716 RSUs, which shall vest in eight (8) equal quarterly installments commencing in the first quarter of 2025, provided that such directors remain in continuous service of the Company on such dates. The RSUs had a grant-date fair value of $318,000.

The Company recorded stock-based compensation expense of $695,509 in the statements of operations for the three months ended March 31, 2025. Total unrecognized compensation cost related to non-vested restricted common stock amounted to $1,257,881 as of March 31, 2025, which is expected to be recognized over weighted average remaining vesting period of 1.67years. As of March 31, 2025, 5,188 RSUs remained unvested.

The following table summarizes RSU activity for the three months ended March 31, 2025:

	Restricted Stock Units
	Number of shares	Weighted Average Fair Value

Unvested as of December 31, 2024	5,996	$381.50
Granted	-	-
Vested	(808)	861.35
Forfeited	-
Unvested as of March 31, 2025	5,188	$306.70

Share Buyback

In January 2024, the Company purchased a total of 5,447 shares of the Company’s common stock (on post-split basis) for $547,415, which was recorded as treasury stock on the balance sheet and statement of stockholders’ equity. As of March 31, 2025, no warrants remain outstanding.

8. RELATED PARTY TRANSACTIONS

KBROS and Ssquared Spirits LLC

The Company’s founder and Chief Executive Officer, who is a stockholder and member of the board of directors has an economic interest in Ssquared Spirits LLC, the seller of the CWS Platform acquisition. The spouse of the Company’s former Chief Executive Officer and director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared Spirits LLC, and a minority shareholder with the Company. See Note 4 for the CWS Platform acquisition from SSquared. KBROS acts as the Company’s Product Handler, whereby they are entitled to compensation of $40,000 per month plus reimbursement for shipping and handling fees incurred by them for orders fulfilled through the CWS Platform, and bonus for reaching certain revenue milestones. Pursuant to the Product Handling Agreement, for the three month ended March 31, 2025 and 2024, the Company incurred $40,000 through January 2025 and $120,000, respectively, to KBROS, which is included in cost of revenue in the consolidated statements of operations. During the three months ended March 31, 2025, the Company paid $100,000 in incentive compensation, which is included in sales and marketing expenses in the consolidated statements of operations.

In October, 2024, the Company entered into a settlement and release agreement with KBROS, and its controlling stockholder. As of December 31, 2024, $3,000,000 remained unpaid and was included as accrued expenses on the consolidated balance sheet. Of this amount, $1,800,000 was paid during the three months ended March 31, 2025 and $1,200,000 remained unpaid as of March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, the Company had $149,510, in accounts receivable, related party with CWS pertaining to product revenues. In the event that CWS fails to repay the trade receivables, the Company believes it can offset the outstanding receivables against regular payables due to KBROS.

  Accounts Payable, Related Party

As of March 31, 2025 and December 31, 2024, the Company had accounts payable of $28,411 and $21,175, respectively, with related parties, including KBROS, the Company’s founder and Chief Executive Officer, and officers and directors.

Performance Bonus

During the three months ended March 31, 2025, the Company paid its Chief Executive Officer and KABROS a performance bonus of $100,000 each.

Lease

The Company historically leased space from a related party entity, which is now month-to-month.

9. COMMITMENTS AND CONTINGENCIES

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

For further details regarding the settlement agreement, see Note 8.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

10. SUBSEQUENT EVENTS

Reverse Stock Split

On April 16, 2025, the Company filed a Certificate of Change to the Articles of Incorporation with the Secretary of State of the State of Nevada that provides for a 1-for-35 reverse stock split of its shares of common stock, par value $0.0001 per share that became effective at 12:01 a.m. on April 21, 2025.

Supplementary distribution agreement

On April 1, 2025, the Company entered into a Supplementary Distribution Agreement (the “Supplementary Distribution Agreement”) with Of The Earth Distribution Corp., a Canadian corporation (the “Distributor”), pursuant to which the Company granted to Distributor the exclusive right to distribute, market, and sell SWOL Tequila products within Thailand and Greece until June 28, 2029. The Supplementary Distribution Agreement also amends Supplier Agreement between the Company and the Distributor, dated June 28, 2024, by providing the Distributor exclusive distribution rights to sell SWOL Tequila in all of Canada without any territorial limitations. The Supplementary Distribution Agreement does not impose any minimum purchase requirements.

Change in Independent Registered Public Accounting Firm

On April 23, 2025, the Board of Directors and Audit Committee of the Company accepted the resignation of dbbmckennon “Former Auditor”) as the Company’s independent registered public accounting firm, effective immediately. The Former Auditor’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern and an emphasis of matter paragraph.

During the fiscal years ended December 31, 2024 and 2023, and through the date of resignation, there were no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to the satisfaction of the Former Auditor, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. There were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Also on April 23, 2025, the Company engaged Enrome LLP (“New Auditor”) as its independent registered public accounting firm for the fiscal year ending December 31, 2025. During the two most recent fiscal years and through the date of engagement, neither the Company nor anyone on its behalf consulted with Enrome LLP regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “Commission”, or the “SEC”) on March 31, 2025. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Business Overview

Our company, LQR House Inc. (the “Company”), intends to become the full-service digital marketing and brand development face of the alcoholic beverage space. We also intend to integrate the supply, sales, and marketing facets of the alcoholic beverage space into one easy to use platform and become the one-stop-shop for everything related to alcohol. To date, our primary business includes the development of premium limited batch spirit brands and marketing internal and external brands through our ownership of the CWS Platform. Additionally, we are in the process of establishing an exclusive wine club. We believe that the marketing and brand management services we provide to our wholly owned and third-party clients will increase brand recognition thereof, and drive sales thereof through our e-commerce platform partner.

In May 2024, we acquired a minority stake of common shares of Cannon Estate Winery Ltd., a British Columbia corporation, an owner of Cannon Estate Winery.

In June 2024, we acquired a minority stake of common shares of DRNK Beverage Corp., a British Columbia corporation (which became Chase Mocktails Ltd.), operating in the non-alcoholic and ready-to-drink beverage markets. As of December 31, 2024, the Company has recorded an impairment based on its evaluation of the investee. Refer to Note 5 to our unaudited condensed consolidated financial statements for further disclosure.

Recent Developments

On September 13, 2024, the Company entered into an at-the-market offering agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“HCW”), relating to the sale of common stock. During the first quarter of 2025 ended March 31, 2025, the Company issued an aggregate of 413,520 shares of common stock pursuant to such ATM Agreement for net proceeds of $5,178,821. The Company paid the sales agent compensation with respect to the sale of such shares in the amount of $161,608.

On April 1, 2025, we entered into a Supplementary Distribution Agreement (the “Supplementary Distribution Agreement”) with Of The Earth Distribution Corp., a Canadian corporation (the “Distributor”), pursuant to which the Company granted to Distributor the exclusive right to distribute, market, and sell SWOL Tequila products within Thailand and Greece until June 28, 2029. The Supplementary Distribution Agreement also amends Supplier Agreement between the Company and the Distributor, dated June 28, 2024, by providing the Distributor exclusive distribution rights to sell SWOL Tequila in all of Canada without any territorial limitations.

On April 2, 2025, David Lazar resigned as President and as member of our Board of Directors (the “Board”), effective immediately. In connection with such resignation, the Company issued Mr. Lazar 2,857 shares of common stock (on post-split basis), in accordance with his separation agreement with the Company.

On April 16, 2025, the Board approved and recommended for stockholder approval at the 2025 Annual Meeting of Stockholders, the proposal to adopt a Certificate of Amendment to our Articles of Incorporation (the “Certificate of Amendment”), to increase the number of authorized shares of common stock of the Company from 10,000,000 shares to 350,000,000 shares, each share of common stock having a par value of $0.0001. The Board also set the date for the Company’s 2025 Annual Meeting of Stockholders for May 30, 2025. The Certificate of Amendment will become effective upon stockholder approval.

On April 21, 2025, the Company effected a one-for-thirty-five reverse stock split of its issued, outstanding and authorized common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective at 12:01 a.m. Eastern Time on April 21, 2025, and our common stock began trading on a post-split basis on April 21, 2025. No fractional shares were issued in connection with the Reverse Stock Split and fractional amounts were rounded up to the next highest whole number at the participant level.

On April 23, 2025, the Audit Committee of the Board accepted the resignation of dbbmckennon and approved the engagement of Enrome LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2025, effective immediately.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and March 31, 2024

The following table sets forth key components of our results of operations during the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended
	March 31,
	2025	2024	Var. $	Var. %

Revenue - services	$77,356	$43,791	$33,565	77%
Revenue - product	351,984	437,303	(85,319)	-20%
Total revenues	429,340	481,094	(51,754)	-11%

Cost of revenue - services	1,400	37,208	(35,808)	-96%
Cost of revenue - product	397,782	523,383	(125,601)	-24%
Total cost of revenue	399,182	560,591	(161,409)	-29%
Gross profit (loss)	30,158	(79,497)	109,655	-138%

Operating expenses:
General and administrative	2,023,161	1,606,461	416,700	26%
Sales and marketing	406,853	786,415	(379,562)	-48%
Total operating expenses	2,430,014	2,392,876	37,138	2%

Loss from operations	(2,399,856)	(2,472,373)	72,517	-3%

Other income (expense):
Other income	10,206	44,981	(34,775)	-77%
Total other income	10,206	44,981	(34,775)	100%

Provision for income taxes	-	-	-
Net loss	$(2,389,650)	$(2,427,392)	$37,742	-2%

Revenue

For the three months ended March 31, 2025 and 2024, service revenues were $77,356 and $43,791, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships. Service revenues increased by $33,565 primarily driven by a higher volume of marketing services provided.

For the three months ended March 31, 2025, product revenues were $351,984 compared to $437,303 in the similar 2024 period. The decrease by $85,319 compared to 2024 was primarily attributable to a decrease in sales volume through the CWS Platform during the quarter. The reduction in revenue reflects lower customer traffic and order activity on cwsspirits.com, which the Company believes was driven by seasonal fluctuations and less promotional activity compared to the prior year period.

Cost of Revenue and Gross Profit (Loss)

For the three months ended March 31, 2025 and 2024, service cost of revenues were $1,400 and $37,208, respectively. Cost of service revenues decreased by $35,808 in 2025 due to our ability to support marketing campaigns via dedicated personnel and ceased certain digital ad costs to support campaigns.

Product cost of revenues was $397,782 and $523,383 during the three months ended March 31, 2025 and 2024. The decrease was primarily due to the decline in product revenue during the period, resulting from lower sales volume on the CWS Platform.

Gross profit (loss) was $30,158 and ($79,497) for the three months ended March 31, 2025 and 2024. The Company has incurred gross losses in 2024 as it transitions its strategies from marketing to the CWS Platform. Management is exploring various strategies, including customer acquisition and new partnerships, to increase volume in order to achieve better gross margins in 2025.

General and Administrative

For the three months ended March 31, 2025 and 2024, general and administrative expenses were $2,023,161 and $1,606,461, respectively. The increase was primarily attributable to higher professional fees and personnel-related costs incurred during the current period. In addition, the Company recognized approximately $868,000 in non-cash stock-based compensation expense in 2025, compared to approximately $720,000 in the prior-year period.

Sales and Marketing

For the three months ended March 31, 2025 and 2024, sales and marketing expenses were $406,853 and $786,415 respectively. The decrease was primarily due to the absence of website development costs in the current period. In the first quarter of 2024, the Company recorded significant expenses related to a website development agreement with X-Media entered into in October 2023, which was fully written off during 2024. The absence of similar charges in 2025 contributed to the decline in sales and marketing expenses.

Net Loss

Net loss for the three months ended March 31, 2025 and 2024 was $2,389,650 and $2,427,392, respectively.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $7,889,597 and $5,386,789 respectively. To date, we have financed our operations primarily through issuances of common stock and sales of our products and services.

During the three months ended March 31, 2025, the Company raised an aggregate of $9,230,236 in net proceeds through issuance of commons stock. The Company issued 413,520 shares of common stock pursuant to at-the-market offering agreement, dated September 13, 2024, between the Company and H.C. Wainwright & Co., LLC, for net proceeds of $5,178,821. Additionally, the Company received net proceeds of $4,051,415 from the issuance of 210,463 shares of common stock pursuant to exercise of warrants.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $2,389,650 and $2,427,392 for the three months ended March 31, 2025 and 2024, and has negative cash flows from operations of $6,619,374 for the three months ended March 31, 2025. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(6,619,373)	$(1,374,040)
Net cash used in investing activities	$-	$(3,360,986)
Net cash provided by (used in) financing activities	$9,122,181	$(547,415)
Net change in cash and cash equivalents	$2,502,808	$(5,282,441)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $6,619,373, primarily due to our net loss of $2,389,650 partially offset by non-cash charges of $868,189 and changes in our operating assets and liabilities of $5,097,912.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 and 2024 were $0 and $3,360,986, respectively. In 2024, the Company invested $4,030,986 in mutual fund investments, and received $670,000 back from an investment it was no longer pursuing.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2025 and 2024 was $9,122,181 and ($547,515) respectively. In 2025, the Company received $4,051,415 from exercise of warrants and $5,070,767 from issuance of shares pursuant to ATM Agreement. In 2024, the Company paid $547,515 for repurchase of shares.

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

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at a reasonable assurance level.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprise a material weakness in internal controls. We also lack of effective board oversight and formal accounting controls for the timely and accurate closing of financial information.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In addition to the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC, during the first quarter of 2025 ended March 31, 2025 the Company issued the following equity securities which were not registered under the Securities Act.

On January 2, 2025, the Company issued 3,334 shares of common stock (on post-split basis) to the entity owned and controlled by its former member of the Board, Avraham Ben-Tzvi, in accordance with his director agreement with the Company.

On January 3, 2025, the Company issued 22 shares of common stock (on post-split basis) to James O’Brien, its member of the Board, due to conversion of 156 restricted stock units granted to him on August 9, 2023 into shares of common stock.

On January 3, 2025, the Company issued 446 shares of common stock (on post-split basis) to Sean Dollinger, its Chief Executive Officer and member of the Board due to conversion of 15,625 restricted stock units granted to him on August 9, 2023 into shares of common stock.

On March 31, 2025, the Company issued 179 shares of common stock (on post-split) basis to each of the following members of the Board: Hong Chun Yeung, Jing Lu, Lijun Chen, Yilin Lu, due to conversion of 179 restricted stock units granted to each of them in accordance with their directors agreements on December 19, 2024 into shares of common stock.

On March 31, 2025, the Company issued 4 shares of common stock to James O’Brien, its member of the Board, due to conversion of 4 restricted stock units granted to him on August 9, 2023 into shares of common stock.

On March 31, 2025, the Company issued 89 shares of common stock to Sean Dollinger, its Chief Executive Officer and member of the Board due to conversion of 89 restricted stock units granted to him on August 9, 2023 into shares of common stock.

Unless otherwise noted, the securities above were issued pursuant to the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act, in light of the fact that none of the issuances involved a public offering of securities and no solicitation or advertisements for such securities were made by any party.

Purchases of Equity Securities by Issuer and Its Affiliates

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description
2.1	Plan of Conversion of LQR House Inc., dated as of January 26, 2023 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.1	Articles of Incorporation of LQR House Inc. filed on February 3, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.2	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on March 29, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.3	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on June 5, 2023 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.4	Certificate of Correction to the Certificate of Amendment to Articles of Incorporation filed on April 11, 2023(incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.5	Certificate of Change Pursuant to NRS 78.209 of LQR House filed on November 28, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s current report on the form 8-K filed with the SEC on December 1, 2023)
3.6	Amendment to Articles of Incorporation of LQR House Inc. filed on February 13, 2024 (incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
3.7	Bylaws of LQR House Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.8	First Amendment to the By-laws of the Company dated November 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on November 16, 2023)
3.9	Certificate of Change Pursuant to NRS 78.209 of LQR House filed on April 16, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2025)

4.1	Form of Warrant dated December 30, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2025)
10.1	Packaging of Origin Co-Responsibility Agreement dated July 6, 2020, between Leticia Hermosillo Ravelero and Sean Dollinger (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.2	Shared Responsibility & Bonding Agreement dated March 19, 2021, between Leticia Hermosillo Ravelero and Dollinger Innovations Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.3	Exclusive License Agreement dated May 18, 2020 by and between Dollinger Holdings and Dollinger Innovations (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.4	Product Distribution Agreement, dated July 1, 2020, between Dollinger Holdings and Country Wine & Spirits Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.5	Asset Purchase Agreement, dated May 31, 2021, between LQR House Inc. and Dollinger Holdings LLC (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.6	Asset Purchase Agreement, dated March 19, 2021, among LQR House Inc. and Dollinger Innovations Inc., Dollinger Holdings LLC and Sean Dollinger (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.7	Exclusive Marketing Agreement, dated April 1, 2021, by and among Country Wine & Spirits, Inc., Ssquared Spirits, LLC, and LQR House, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.8†	Employment Agreement between LQR House Inc. and Sean Dollinger, dated March 29, 2023 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.9†	Employment Agreement between LQR House Inc. and Kumar Abhishek, dated May 1, 2023 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.10†	Employment Agreement between LQR House Inc. and Jaclyn Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.11†	Employment Agreement between LQR House Inc. and Alexandra Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.12†	Form of Independent Director Agreement between LQR House Inc. and each director nominee (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.13†	Form of Non-Independent Director Agreement between LQR House Inc. and Non-Independent Director (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.14	Form of Director and Officer Indemnification Agreement between LQR House Inc. and each officer or director (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.15†	LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.16†	Amendment No. 1 to the LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.17†	Form of Incentive Stock Option Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.18†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).

10.19†	Form of Non-Qualified Stock Option Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.20†	Form of Non-Qualified Stock Option Agreement for Non-Employee Consultants (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.21†	Form of Restricted Stock Award Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.22†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.23†	Form of Restricted Stock Unit Award Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.24	Form of Advisor Agreement, dated June 1, 2023 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.25	Commercial Lease Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.26	Form of Advisor Agreement, dated June 30, 2023 (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.27	Ratification Assignment of the Bonding Agreement, dated July 7, 2023 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.28	Assignment Agreement of the Packaging of Origin and Co-Responsibility Agreement, dated June 30, 2023, between Dollinger Innovations Inc., Dollinger Holdings LLC, and LQR House Inc. (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.29	Bottled at Origin Joint Responsibility Agreement, dated July 11, 2023 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.30	Writ obtained in connection with registering the Bottled at Origin Joint Responsibility Agreement with the Mexican Institute of Industrial property, dated July 13, 2023 (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.31	Writ obtained in connection with registering the Shared Responsibility & Bonding Agreement with the Mexican Institute of Industrial property, dated July 12, 2023 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.32	Form of Independent Director Agreement between LQR House Inc. and Jay Dhaliwal (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed with the Commission on August 23, 2023).
10.33	10b-18 Repurchase Program (the “Program”) Letter of Engagement with Dominari Securities (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on September 21, 2023)
10.34	Form of Independent Contractor Agreement 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-274903) filed with the SEC as of October 6, 2023).
10.35	Services Agreement, dated October 15, 2023, by and between X-Media Inc. and LQR House Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on October 17, 2023)
10.36	Consulting Agreement between the Company and IR Agency LLC dated October 27, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 2, 2023)
10.37	Domain Name Transfer Agreement between LQR House Acquisition Corp. and SSquared Spirits LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)

10.38†	Amendment to the Employment Agreement by and between the Company and Sean Dollinger dated November 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.39	Product Handling Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.40	Funding Commitment Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.41	Form of the Share Exchange Agreement between the Company and the Seller dated May 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2024)
10.42	Form of the Subscription Agreement between the Company and DRNK dated June 7, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024)
10.43	Form of Director Agreement by and between the Company and Avraham Ben Tzvi, dated October 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.44	Form of Amendment No. 1 to Director Agreement by and between the Company and Avraham Ben Tzvi, dated October 17, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.45	Form of the Securities Purchase Agreement between the Company and David Lazar dated October 15, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.46	Form of a Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.47	Form of Director Settlement Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.48	Form of Settlement Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.49	Form of KBROS Settlement Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.50	Form of Independent Director Agreement, dated December 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024)
10.51	Form of Purchase Agreement dated December 30, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2025)
10.52	Supplier Agreement between the Company and Of The Earth Distribution Corp., dated June 28, 2024 (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
10.53	At The Market Offering Agreement, dated September 13, 2024, by and between the Registrant and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on September 13, 2024)
10.54	Supplementary Distribution Agreement, dated April 1, 2025, between LQR House Inc. and Of The Earth Distribution Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025)
10.55	Separation Agreement, dated April 2, 2025, between LQR House Inc. and David Lazar (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025)
10.56	Lock-up Agreement, dated April 2, 2025, between LQR House Inc. and David Lazar (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025)
21.1	List of subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1#	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2#	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
97.1	LQR House Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement.

#	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR House Inc.

May 13, 2025	By:	/s/ Sean Dollinger
Sean Dollinger, Chief Executive Officer

May 13, 2025	By:	/s/ Kumar Abhishek
Kumar Abhishek, Chief Financial Officer