Form 10-Q
period 2025-06-30
LQR House Inc.
filed 2025-08-12
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the Company had 10,378,084 shares of common stock, $0.0001 par value, issued and 10,378,084 shares of common stock, $0.0001 par value, outstanding.

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

ii

ITEM 1 – FINANCIAL STATEMENTS

LQR HOUSE INC.

CONDENSED CONSOLDIATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,566,936	$5,386,789
Accounts receivable	69,708	28,040
Accounts receivable, related party	300,231	149,510
Prepaid expenses	125,572	240,729
Total current assets	5,062,447	5,805,068
Investments, at cost	1,117,500	1,117,500
Intangible assets, net	10,000	10,000
Prepaid joint venture agreements	8,166,988	-
Total assets	$14,356,935	$6,932,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,040,736	$530,643
Accounts payable, related party	57,511	21,175
Due to related party	3,000	-
Accrued expenses	385,402	927,711
Accrued expenses, related party	678,392	5,971,000
Total current liabilities	2,165,041	7,450,529

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value, 350,000,000 shares authorized, 3,048,195 and 3,042,748 shares issued and outstanding as of June 30, 2025 and 435,788 and 430,341 shares issued and outstanding as of December 31, 2024, respectively	305	44
Additional paid-in capital	59,637,839	42,336,213
Treasury stock, at cost (5,447 shares)	(547,415)	(547,415)
Accumulated deficit	(46,898,835)	(42,306,803)
Total stockholders’ equity (deficit)	12,191,894	(517,961)
Total liabilities and stockholders’ equity	$14,356,935	$6,932,568

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue - services	$15,319	$39,980	$92,675	$83,771
Revenue - product	483,209	517,937	835,193	955,240
Total revenues	498,528	557,917	927,868	1,039,011

Cost of revenue - services	-	69,023	1,400	106,231
Cost of revenue - product	414,022	641,084	811,804	1,164,467
Total cost of revenue	414,022	710,107	813,204	1,270,698
Gross profit (loss)	84,506	(152,190)	114,664	(231,687)

Operating expenses:
General and administrative	2,207,612	1,357,395	4,230,773	2,963,856
Sales and marketing	80,676	764,807	487,529	1,551,222
Total operating expenses	2,288,288	2,122,202	4,718,302	4,515,078

Loss from operations	(2,203,782)	(2,274,392)	(4,603,638)	(4,746,765)

Other income (expense):
Other income	1,400	65,099	11,606	110,080
Total other income (expense)	1,400	65,099	11,606	110,080

Provision for income taxes	-	-	-	-
Net loss	$(2,202,382)	$(2,209,293)	$(4,592,032)	$(4,636,685)

Weighted average common shares outstanding - basic and diluted	1,998,810	142,606	1,313,460	137,639
Net loss per common share - basic and diluted	$(1.10)	$(15.49)	$(3.50)	$(33.69)

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

unaudited condensed consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2023	137,984	$14	-	$-	$34,172,888	$(19,552,625)	$14,620,277
Vesting of restricted stock units	-	-	-	-	720,842	-	720,842
Repurchase of common stock	-	-	(5,447)	(547,415)	-	-	(547,415)
Net loss	-	-	-	-	-	(2,427,392)	(2,427,392)
Balances at March 31, 2024	137,984	14	(5,447)	(547,415)	34,893,730	(21,980,017)	12,366,312
Corrective issuance from stock dividend	69	-	-	-	-	-	-
Vesting of restricted stock units	-	-	-	-	720,842	-	720,842
Common stock issued per investment in equity security	21,429	2	-	-	817,498	-	817,500
Net loss	-	-	-	-	-	(2,209,293)	(2,209,293)
Balances at June 30, 2024	159,482	$16	(5,447)	$(547,415)	$36,432,070	$(24,189,310)	$11,695,361

Balances at December 31, 2024	435,788	$44	(5,447)	$(547,415)	$42,336,213	$(42,306,803)	$(517,961)
Vesting of restricted stock units	808	-	-	-	695,508	-	695,508
Issuance of common stock pursuant to separation agreements	6,191	1	-	-	283,678	-	283,679
Issuance of common stock pursuant to ATM	413,520	41	-	-	5,178,779	-	5,178,820
Issuance of common stock pursuant to exercise of warrants	210,463	21	-	-	4,051,394	-	4,051,415
Effect of stock split	28	-	-	-	-	-	-
Net loss	-	-	-	-	-	(2,389,650)	(2,389,650)
Balances at March 31, 2025	1,066,798	107	(5,447)	(547,415)	52,545,572	(44,696,453)	7,301,811
Vesting of restricted stock units	805	-	-	-	664,697	-	664,697
Issuance of common stock pursuant to ATM	1,947,592	195	-	-	6,380,053	-	6,380,248
Issuance of common stock pursuant to consultant agreement	33,000	3	-	-	47,517	-	47,520
Net loss	-	-	-	-	-	(2,202,382)	(2,202,382)
Balances at June 30, 2025	3,048,195	$305	(5,447)	$(547,415)	$59,637,839	$(46,898,835)	$12,191,894

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,592,032)	$(4,636,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	220,200	-
Vesting of restricted stock units	1,360,205	1,441,684
Changes in operating assets and liabilities:
Accounts receivable	(41,668)	-
Accounts receivable, related party	(150,721)	5,740
Prepaid expenses	115,157	621,858
Accounts payable	510,093	(115,855)
Accounts payable, related party	36,336	(58,589)
Due to related party	3,000	-
Accrued expenses	(542,309)	192,752
Accrued expenses, related party	(5,181,608)	-
Right of use liability, net	-	729
Net cash used in operating activities	(8,263,348)	(2,548,366)
Cash flows from investing activities:
Prepaid joint venture agreements	(8,166,988)	-
Purchases of marketable securities	-	(4,015,742)
Return of deposits in escrow	-	670,000
Net cash used in investing activities	(8,166,988)	(3,345,742)
Cash flows from financing activities:
Issuance of common stock pursuant to exercise of warrants	4,051,415	-
Issuance of common stock pursuant to ATM	11,559,068	-
Repurchase and buyback of common stock	-	(547,415)
Net cash provided by (used in) financing activities	15,610,483	(547,415)
Net change in cash and cash equivalents	(819,853)	(6,441,523)
Cash and cash equivalents at beginning of period	5,386,789	7,064,348
Cash and cash equivalents at end of period	$4,566,936	$622,825

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for accrued expenses	$111,000	$-
Common stock issued per investment in equity security	$-	$817,500
Deposit in escrow used for investment in equity security	$-	$4,800,000

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

The Company’s Chief Executive Officer, Sean Dollinger, owns 50% of the equity of the Seller, and the other 50% is owned by a minority shareholder of the Company, who is considered a related party. A Special Committee of the Company’s Board of Directors consisting of all independent directors approved the terms of the Agreement on November 1, 2023. See Note 9.

Reverse Stock Split

On April 16, 2025, the Company filed a Certificate of Change to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-35 reverse stock split (the “Reverse Split”) of its common stock, par value $0.0001 per share. The Reverse Split became effective on April 21, 2025. In connection with Reverse Split, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock to 10,000,000. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split

Amendment to Articles of Incorporation

On June 2, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase the number of authorized shares of common stock from 10,000,000 to 350,000,000 shares, par value $0.0001 per share. The increase was approved by the Company’s stockholders at the Annual Meeting held on May 30, 2025.

2. GOING CONCERN

The Company has not generated profits since inception and has sustained net losses of $4,592,032 and $4,636,685 for the six months ended June 30, 2025 and 2024, respectively. The Company also incurred negative cash flows from operations for the same periods. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying unaudited consolidated financial statements do not include any adjustments as a result of this uncertainty.

Through the date the financial statements were available to be issued, the Company has been primarily financed through the issuance of capital stock. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses, or obtain financing through the sale of debt and/or equity securities, which it has done. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. While the Company has several potential sources of cash including the ability to initiate an at-the-market (“ATM”) offering under its current shelf registration statement, no assurance can be given that the Company will be successful in these efforts.

Management’s Plans

In January, 2025, the Company raised $4,051,415 through exercise of warrants, which were converted into shares of common stock.

As of August 12, 2025, the date these unaudited condensed consolidated financial statements were issued, the Company had cash and cash equivalents of $4,566,936 as of June 30, 2025. In addition, the Company received net proceeds of approximately $26,000,000 from its ATM offering in July 2025. Management believes these funds will be sufficient to meet the Company’s operating and capital expenditure requirements for at least 12 months from the date of issuance of these financial statements.

Throughout the next twelve months, the Company intends to fund its operations from the funds raised through the July 2025 offering. To further support its operations and growth, the Company may also pursue additional capital through public or private equity offerings, debt financing, or other strategic funding sources, including continued use of ATM equity offerings.

Based on the current state of operations, the July 2025 ATM offering, the additional capital sources available to the Company, and the cash on hand at August 12, 2025, the Company believes that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Management believes that the Company has sufficient capital to meet its financial obligations for the next 12 months as of the date of these financial statements.

There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

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

Investment at cost

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

As of June 30, 2025, the Company’s investment in DRNK Beverage Corp continues to be recorded at its impaired carrying value of $300,000, after reflecting an impairment expense of $4,500,000 recognized as of December 31, 2024. That impairment was triggered by company-specific information and the investee’s performance relative to expectations, as well as general market challenges and reduced prospects for recovery of the carrying value of the investment. No additional impairments were identified during the six months ended June 30, 2025. The Company continues to monitor the situation and will assess the need for any further adjustments in future periods.

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

There were no transfers between Level 1, Level 2, or Level 3 fair value classifications during the six months ended June 30, 2025.

The carrying values of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short maturity of these instruments.

The Company’s investments are accounted at cost, less impairment. See above and Note 5 to our unaudited condensed consolidated financial statements.

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

Product Sales

The Company wholly owns SWOL Tequila, a tequila produced in limited batches by a third-party manufacturer in Mexico. The Company handles all logistics to deliver the product to CWS for retail distribution in the United States, including advancing production, shipping, and other import-related expenses. Under historical agreements, the Company is entitled to receive payment for these costs, plus an additional fixed premium for each bottle of SWOL Tequila sold via wholesale channels. Revenue is recognized when the product is delivered, fulfilling the Company’s performance obligation. Due to regulatory restrictions surrounding the delivery and custodianship of alcoholic beverages, CWS assumes ownership at the time of delivery, with no recourse or right of return.

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

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Disaggregation of Revenues	2025	2024	2025	2024

CWS Platform	$304,212	$512,748	$634,553	$948,431
SWOL product sales	178,997	5,189	200,640	6,809
Revenue - product	483,209	517,937	835,193	955,240

Marketing	10,500	24,624	72,902	54,975
Vault	4,819	15,356	19,773	28,796
Revenue - services	15,319	39,980	92,675	83,771

Total revenues	$498,528	$557,917	$927,868	$1,039,011

Cost of Revenue

Cost of revenue consists of all direct costs attributable to sales and performing marketing services. Cost of revenue includes product costs, packaging, shipping and other importing and delivery charges, as well as contracted marketing services. Cost of revenue also includes customer service personnel.

Sales and Marketing

Sales and marketing costs primarily consist of advertising, promotional expenses and marketing consulting and advisory services. Sales and marketing costs also include sales commissions. For the three and six months ended June 30, 2025, advertising costs totaled $80,676 and $487,529, respectively, compared to $764,807 and $1,551,222 for the same period in 2024.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2025 and 2024, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of June 30, 2025 include the Company’s outstanding restricted stock units (See Note 8).

Recently Issued and Adopted Accounting Pronouncements

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

As of June 30, 2025, the investment continues to be carried at its impaired value of $300,000. No further impairment indicators or observable price changes were identified during the six-month period ended June 30, 2025. The Company continues to monitor this investment and will assess the need for any future adjustments as conditions warrant.

6. PREPAID JOINT VENTURE AGREEMENTS

As of June 30, 2025, the Company had recorded $8,166,988 in prepaid joint venture agreements related to payments made in anticipation of entering into joint venture agreements. The agreements will represent a strategic collaboration with TikTok. Under the proposed agreements, the Company’s newly formed subsidiary, YHC Online Ltd., has signed a Multi-Channel Network (MCN) agency services contracts to develop, manage, and monetize creator-led content on the TikTok platform.

The Company expects that in addition to direct monetization through TikTok, the collaboration will enable broader cross-platform campaign execution across TikTok, Meta, and Google to create a foundation for a vertically integrated digital marketing operation that will support the Company's future growth initiatives.

As of June 30, 2025, the agreements had not been finalized. Accordingly, the Company classified these amounts as prepaid joint venture agreements on the consolidated balance sheet. Management expects these agreements to be executed and operationalized in subsequent periods, at which time the prepayments will be reclassified to the appropriate investment and accounted for in accordance with ASC 323.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June, 30	December 31,
	2025	2024
Accrued retention and settlement payments	$53,729	$513,729
Accrued professional and other fees	96,770	62,450
Taxes payable	213,337	263,087
Other accrued	21,566	88,445
Total accrued expenses	$385,402	$927,711

Accrued retention and settlement payments, related parties	678,392	5,971,000
Total accrued expenses, related parties	$678,392	$5,971,000

As of December 31, 2024, the Company had accrued expenses totaling $6,484,729 related to various settlement, bonus, and retention agreements executed between October and December 2024. During the six months ended June 30, 2025, the Company paid approximately $5,292,600 of these previously accrued balances. The remaining balance of $678,392 remains accrued as of June 30, 2025, and is expected to be settled in future periods.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Amendment to Articles of Incorporation or Bylaws

On June 2, 2025, the Company further filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase the number of authorized shares of common stock from 10,000,000 to 350,000,000 shares, par value $0.0001 per share. The increase was approved by the Company’s stockholders at the Annual Meeting held on May 30, 2025.

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

2025 Stock Transactions

During the six months ended June 30, 2025, the Company issued 2,361,112 shares of common stock (on a post-reverse split basis) pursuant to an at-the-market public offering for net proceeds of $11,559,068.

Issuance of shares in pursuance of director’s agreement

On October 15, 2024, the Company entered into a Director Agreement with Avraham Ben-Tzvi, a then-member of the Board of Directors. Mr. Ben-Tzvi ceased to serve on the Board effective December 19, 2024. In recognition of his service, the Company issued 3,334 shares of its common stock, par value $0.0001 per share (on a post-reverse split basis), to Mr. Ben-Tzvi on January 2, 2025. The shares were valued at a fair value of $172,679, or $51.80 per share, based on the post-split share count. The full amount was recognized as a general and administrative expense in the consolidated statement of operations for the six months ended June 30, 2025.

On April 2, 2025, David Lazar resigned as President and as a member of the Company’s Board of Directors, effective the same date (the “Separation Date”). In connection with his resignation, the Company entered into a Separation Agreement with Mr. Lazar, pursuant to which the Company agreed to pay $415,000 in cash and issue 2,857 shares of the Company’s common stock, par value $0.0001 per share (on a post-split basis), as consideration for the covenants and agreements set forth therein. As of December 31, 2024, the Company recorded a total expense of $526,000 related to this agreement, consisting of $415,000 in accrued cash compensation and $111,000 in non-cash stock-based compensation, based on the fair value of the Shares as of the measurement date. The shares were issued on April 2, 2025, and are subject to a lock-up agreement. The expense associated with the issuance of the Shares was fully recognized in the year ended December 31, 2024. No additional expense related to this agreement was recognized during the six months ended June 30, 2025.

Issuance of shares in pursuance of consultant’s agreement

On June 3, 2025, the Company entered into an Advisory Services Agreement with a third party to provide capital markets and investor relations advisory services. In connection with this agreement, the Company issued 33,000 shares of its common stock as consideration for services. These shares were valued at a fair value of $1.44 per share based on the agreement date, resulting in a total non-cash expense of $47,520. This amount was recorded in the consolidated statement of operations for the three and six months ended June 30, 2025, under general and administrative expenses.

Warrants

During the six months ended June 30, 2025, the Company issued 210,463 shares of common stock (on a post-reverse split basis) upon the exercise of warrants, resulting in aggregate gross proceeds of $4,051,415. As of June 30, 2025, no warrants remain outstanding.

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

In December, 2024, the Company granted 1,429 restricted stock units on post-split basis to each four newly elected independent director, for a total of 5,716 RSUs, which shall vest in eight (8) equal quarterly installments commencing in the first quarter of 2025, provided that such directors remain in continuous service of the Company on such dates. The RSUs had a grant-date fair value of $318,000.

The Company recorded stock-based compensation expense of $695,508 and $1,360,205 in the statements of operations for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, total unrecognized compensation cost related to unvested RSUs was $546,242, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.44 years. As of June 30, 2025, 4,374 RSUs remained unvested, net of 9 RSUs forfeited upon the resignation of a board member on May 30, 2025.

The following table summarizes RSU activity for the six months ended June 30, 2025:

	Restricted Stock Units
	Number of shares	Weighted Average Fair Value

Unvested as of December 31, 2024	5,996	$381.50
Granted	-	-
Vested	(1,613)	823
Forfeited	(9)	7,000
Unvested as of June 30, 2025	4,374	$198

9. RELATED PARTY TRANSACTIONS

KBROS and Ssquared Spirits LLC

The Company’s founder and Chief Executive Officer, who is a stockholder and member of the board of directors has an economic interest in Ssquared Spirits LLC, the seller of the CWS Platform acquisition. The spouse of the Company’s former Chief Executive Officer and director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared Spirits LLC. See Note 4 for the CWS Platform acquisition from SSquared. KBROS acts as the Company’s Product Handler, whereby they are entitled to compensation of $40,000 per month plus reimbursement for shipping and handling fees incurred by them for orders fulfilled through the CWS Platform, and bonus for reaching certain revenue milestones. For the three and six months ended June 30, 2025, the Company incurred $0 and $40,000, respectively, in handling fees under this agreement, which were included in cost of revenue in the consolidated statements of operations. For the three and six months ended June 30, 2024, the Company incurred $120,000 and $240,000, respectively, also included in cost of revenue.

In addition, during the three and six months ended June 30, 2025, the Company paid $0 and $100,000, respectively, in incentive compensation to KBROS, which was recorded in sales and marketing expenses. During the same period for the three and six months ended June 30, 2024, the Company recorded $100,000 in incentive compensation, under sales and marketing expenses.

In October, 2024, the Company entered into a settlement and release agreement with KBROS, and its controlling stockholder, for an aggregate amount equal to $4,100,000, which was included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024. As of June 30, 2025 and December 31, 2024, $678,392 and $3,600,000, respectively, respectively, remained unpaid and were included in accrued expenses on the consolidated balance sheet.

See Note 10 for funding commitment with KBROS.

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

As of June 30, 2025 and December 31, 2024, the Company had $300,231, in accounts receivable, related party with CWS pertaining to product revenues. In the event that CWS fails to repay the trade receivables, the Company believes it can offset the outstanding receivables against regular payables due to KBROS.

Accounts Payable, Related Party

As of June 30, 2025 and December 31, 2024, the Company had accounts payable of $57,511 and $21,175, respectively, with related parties, including KBROS, the Company’s founder and Chief Executive Officer, and officers and directors.

Performance Bonus

During the three and six months ended June 30, 2025, the Company paid its Chief Executive Officer and KBROS a performance bonus of $0 and $100,000 each, respectively. For the three and six months ended June 30, 2024, the Company paid $0 and $100,000 each, respectively.

Lease

The Company historically leased space from a related party entity, which is now month-to-month.

10. COMMITMENTS AND CONTINGENCIES

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

Contingencies

On or about July 11, 2025, the Company, along with over two dozen parties including several officers and directors of the Company, has been named as a defendant in an action before the Eight Judicial District, Clark County, Nevada titled Kingbird Ventures, LLC (“Kingbird”) v. Sean Dollinger, et al.  The complaint alleges, among other things, breach of fiduciary duties, violations of the Nevada Revised Statutes 78.650, 78.630, 207.400 90.570 and 32.010, alter ego liability, civil conspiracy (the “Complaint”). The Complaint seeks, among other things, damages in an unspecified amount, a declaratory judgment, a temporary restraining order and preliminary injunction freezing the Company’s assets, the assets of the Company’s Chief Executive Officer, Sean Dollinger, the assets of any of the other defendants controlled by Sean Dollinger and others, injunctive relief to prevent any further material corporate decisions by the Company, for the court  to restrain the Company, its directors, officers and stockholders from making any significant changes to the Company’s governance or capital structures to further entrench the Company’s Chief Executive Officer. The Complaint was filed by Kingbird Ventures, LLC, recent stockholder of the Company, on July 11, 2025, The Company intends on vigorously defending the litigation.

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

11. SUBSEQUENT EVENTS

At-the-Market Offering

Subsequent to June 30, 2025, the Company issued an aggregate of 7,329,889 shares of common stock pursuant to its at-the-market offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent. In July 2025, the Company received net proceeds of approximately $26 million from such sales. The Company intends to use the proceeds for working capital, general corporate purposes, and to support ongoing strategic initiatives.

On August 6, 2025, the Company appointed Yilin Lu as its President. In connection with this appointment, Mr. Lu was replaced on the Compensation Committee and the Nominating Committee by Hong Chun Yeung, effective the same day.

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

Since May 2024, we own a minority stake of common shares of Cannon Estate Winery Ltd., a British Columbia corporation, an owner of Cannon Estate Winery. Since June 2024, we own a minority stake of common shares of DRNK Beverage Corp., a British Columbia corporation (which became Chase Mocktails Ltd.), operating in the non-alcoholic and ready-to-drink beverage markets.

Since April 2025, we have a wholly owned subsidiary SWOL Holdings Inc. In July 2025, we also formed a wholly owned subsidiary, YHC Online Limited, in Hong Kong.

Recent Developments

On September 13, 2024, the Company entered into an at-the-market offering agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“HCW”), relating to the sale of common stock. During the three months ended June 30, 2025, the Company issued an aggregate of 1,947,592 shares of common stock pursuant to such ATM Agreement for net proceeds of $6,380,248. The Company paid the sales agent compensation with respect to the sale of such shares in the amount of $197,534.

In July 2025, the Company raised an additional approximately $26 million in gross proceeds under the ATM Agreement through the issuance of common stock. The proceeds are being used to support working capital, general corporate purposes and ongoing strategic initiatives.

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

On April 2, 2025, David Lazar resigned as President and as member of our Board of Directors (the “Board”), effective immediately.

On April 21, 2025, the Company effected a one-for-thirty-five reverse stock split of its issued, outstanding and authorized common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the total number of authorized common stock of the Company decreased to 10,000,000 shares. The Reverse Stock Split became effective at 12:01 a.m. Eastern Time on April 21, 2025, and our common stock began trading on a post-split basis on April 21, 2025. No fractional shares were issued in connection with the Reverse Stock Split and fractional amounts were rounded up to the next highest whole number at the participant level.

On April 23, 2025, the Audit Committee of the Board accepted the resignation of dbbmckennon and approved the engagement of Enrome LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2025, effective immediately.

On June 2, 2025, the Company held LQR House Inc. 2025 Annual Meeting of Stockholders (the “Annual Meeting”) at which meeting: (1) the Company’s stockholders approved an amendment to the Articles of Incorporation to authorize the Company to effect the increase of authorized shares of common stock of the Company from 10,000,000 to 350,000,000 shares, (2) the stockholders re-elected Sean Dllinger, Yilin Lu, Lijun Chen, Jing Lu, and Hong Chun Yeung to serve as directors of the Board until the Company’s 2026 annual meeting of stockholders, or until such persons’ successors are duly elected and qualified, or until such persons’ earlier resignation, death, or removal.

Following the Annual Meeting, on June 2, 2025, the Company filed the Certificate of Amendment with the Secretary of State of Nevada and effected the increase of the number of authorized shares of common stock of the Company from 10,000,000 shares to 350,000,000 shares, each share of common stock having a par value of $0.0001.

Following the Annual Meeting, the Board approved appointment of Lijun Chen as the Chairman of the Board. The Board also approved that the Audit Committee of the Board shall consist of Hong Chun Yeung (Chair), Lijun Chen and Jing Lu, the Compensation Committee of the Board shall consist of Jing Lu (Chair), Yilin Lu, Lijun Chen, and Nominating and Corporate Governance Committee of the Board shall consist of Jing Lu (Chair), Lijun Chen, Yilin Lu.

On or about July 11, 2025, the Company, along with over two dozen parties including several officers and directors of the Company, has been named as a defendant in an action before the Eight Judicial District, Clark County, Nevada titled Kingbird Ventures, LLC (“Kingbird”) v. Sean Dollilnger, et al. The complaint alleges, among other things, breach of fiduciary duties, violations of the Nevada Revised Statutes 78.650, 78.630, 207.400 90.570 and 32.010, alter ego liability, civil conspiracy (the “Complaint”). The Complaint seeks, among other things, damages in an unspecified amount, a declaratory judgment, a temporary restraining order and preliminary injunction freezing the Company’s assets, the assets of the Company’s Chief Executive Officer, Sean Dollinger, the assets of any of the other defendants controlled by Sean Dollinger and others, injunctive relief to prevent any further material corporate decisions by the Company, for the court to restrain the Company, its directors, officers and stockholders from making any significant changes to the Company’s governance or capital structures to further entrench the Company’s Chief Executive Officer a receiver be appointed over the Company and undisclosed monetary damages. The Complaint was filed by Kingbird Ventures, LLC, recent stockholder of the Company, on July 11, 2025, The Company intends on vigorously defending the litigation.

On August 6, 2025, the Board appointed Yilin Lu to serve as a President of the Company and replaced him on the Compensation Committee and Nominating and Corporate Governance Committee with Hong Chun Yeung.

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 and June 30, 2024

The following table sets forth key components of our results of operations during the three months ended June 30, 2025 and June 30, 2024.

	Three Months Ended
	June 30,
	2025	2024	Var. $	Var. %

Revenue - services	$15,319	$39,980	$(24,661)	-62%
Revenue - product	483,209	517,937	(34,728)	-7%
Total revenues	498,528	557,917	(59,389)	-11%

Cost of revenue - services	-	69,023	(69,023)	-100%
Cost of revenue - product	414,022	641,084	(227,062)	-35%
Total cost of revenue	414,022	710,107	(296,085)	-42%
Gross profit (loss)	84,506	(152,190)	236,696	-156%

Operating expenses:
General and administrative	2,207,612	1,357,395	850,217	63%
Sales and marketing	80,676	764,807	(684,131)	-89%
Total operating expenses	2,288,288	2,122,202	166,086	8%

Loss from operations	(2,203,782)	(2,274,392)	70,610	-3%

Other income (expense):
Other income	1,400	65,099	(63,699)	-98%
Total other income	1,400	65,099	(63,699)	100%

Provision for income taxes
Net loss	$(2,202,382)	$(2,209,293)	$6,911	0%

Revenue

For the three months ended June 30, 2025 and 2024, service revenues were $15,319 and $39,980, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships. The decrease of $24,661, or approximately 62%, was primarily due to a lower volume of marketing services provided during the current period compared to the prior year.

For the three months ended June 30, 2025, product revenues were $483,209 compared to $517,937 in the similar 2024 period. The decrease by $34,728 compared to 2024 was primarily attributable to a decrease in sales volume through the CWS Platform during the quarter. The reduction in revenue reflects lower customer traffic and order activity on cwsspirits.com, which the Company believes was driven by seasonal fluctuations and less promotional activity compared to the prior year period.

Cost of Revenue and Gross Profit (Loss)

For the three months ended June 30, 2025 and 2024, service cost of revenues were $0 and $69,023, respectively. Cost of service decreased by $69,023 in 2025. The decrease of $69,023 was primarily due to overall decline in service-related activity compared to the prior year.

Product cost of revenues was $414,022 and $641,084 during the three months ended June 30, 2025 and 2024. The decrease was primarily due to the decline in product revenue during the period, resulting from lower sales volume on the CWS Platform.

Gross profit was $85,906 for the three months ended June 30, 2025, compared to a gross loss of $(152,190) for the same period in 2024. The gross loss in 2024 was primarily attributable to the Company’s strategic transition from marketing services toward a focus on the CWS Platform. In 2025, management continues to explore initiatives aimed at improving gross margin performance, including customer acquisition efforts and the formation of new strategic partnerships to drive higher transaction volume through the platform.

General and Administrative

For the three months ended June 30, 2025 and 2024, general and administrative expenses were $2,207,612 and $1,357,395, respectively. The increase was primarily attributable to higher professional fees, and administrative costs incurred during the current period.

Sales and Marketing

For the three months ended June 30, 2025 and 2024, sales and marketing expenses were $80,676 and $764,807 respectively. The decrease was primarily due to the absence of website development costs in the current period. In the second quarter of 2024, the Company continuing to record significant expenses related to a website development agreement with X-Media entered into in October 2023. The absence of similar charges in 2025 contributed to the decline in sales and marketing expenses.

Net Loss

Net loss for the three months ended June 30, 2025 and 2024 was $2,202,382 and $2,209,293, respectively.

Comparison of Six Months Ended June 30, 2025 and June 30, 2024

The following table sets forth key components of our results of operations during the six months ended June 30, 2025 and June 30, 2024.

	Six Months Ended
	June 30,
	2025	2024	Var. $	Var. %

Revenue - services	$92,675	$83,771	$8,904	11%
Revenue - product	835,193	955,240	(120,047)	-13%
Total revenues	927,868	1,039,011	(111,143)	-11%

Cost of revenue - services	1,400	106,231	(104,831)	-99%
Cost of revenue - product	811,804	1,164,467	(352,663)	-30%
Total cost of revenue	813,204	1,270,698	(457,494)	-36%
Gross profit (loss)	114,664	(231,687)	346,351	-149%

Operating expenses:
General and administrative	4,230,773	2,963,856	1,266,917	43%
Sales and marketing	487,529	1,551,222	(1,063,693)	-69%
Total operating expenses	4,718,302	4,515,078	203,224	5%

Loss from operations	(4,603,638)	(4,746,765)	143,127	-3%

Other income (expense):
Other income	11,606	110,080	(98,474)	-89%
Total other income	11,606	110,080	(98,474)	100%

Provision for income taxes	-	-	-
Net loss	$(4,592,032)	$(4,636,685)	$44,653	-1%

Revenue

For the six months ended June 30, 2025 and 2024, service revenues were $92,675 and $83,771, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships. The increase of $8,904, or approximately 11%, driven by a higher volume of memberships services during the first quarter of 2025.

For the six months ended June 30, 2025, product revenues were $835,193 compared to $955,240 in the similar 2024 period. The decrease by $120,047 compared to 2024 was primarily attributable to a decrease in sales volume through the CWS Platform during the quarter. The reduction in revenue reflects lower customer traffic and order activity on cwsspirits.com, which the Company believes was driven by less promotional activity compared to the prior year period.

Cost of Revenue and Gross Profit (Loss)

For the six months ended June 30, 2025 and 2024, service cost of revenues were $1,400 and $106,231, respectively. Cost of service revenues decreased by $104,831 in 2025. The decrease of $104,831 was primarily due to the overall decline in service-related activity compared to the prior year.

Product cost of revenues was $811,804 and $1,164,467 during the six months ended June 30, 2025 and 2024. The decrease of $352,663 was primarily due to the decline in product revenue during the period, resulting from lower sales volume on the CWS Platform.

Gross profit (loss) was $114,664 and ($231,687) for the six months ended June 30, 2025 and 2024. The gross loss in 2024 was primarily attributable to the Company’s strategic transition from marketing services toward a focus on the CWS Platform. In 2025, management continues to explore initiatives aimed at improving gross margin performance, including customer acquisition efforts and the formation of new strategic partnerships to drive higher transaction volume through the platform.

General and Administrative

For the six months ended June 30, 2025 and 2024, general and administrative expenses were $4,230,773 and $2,963,856, respectively. The increase was primarily attributable to higher professional fees and administrative costs incurred during the current period.

Sales and Marketing

For the six months ended June 30, 2025 and 2024, sales and marketing expenses were $487,529 and $1,551,222 respectively. The decrease was primarily due to the absence of website development costs in the current period. In the first quarter of 2024, the Company recorded significant expenses related to a website development agreement with X-Media entered into in October 2023, which was fully written off during 2024. The absence of similar charges in 2025 contributed to the decline in sales and marketing expenses.

Net Loss

Net loss for the six months ended June 30, 2025 and 2024 was $4,592,032 and $4,636,685, respectively.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $4,566,936 and $5,386,789 respectively. To date, we have financed our operations primarily through issuances of common stock and sales of our products and services.

During the six months ended June 30, 2025, the Company raised an aggregate of $15,610,483 in net proceeds through issuance of commons stock. The Company issued 2,361,112 shares of common stock pursuant to at-the-market offering agreement, dated September 13, 2024, between the Company and H.C. Wainwright & Co., LLC, for net proceeds of $11,559,068. Additionally, the Company received net proceeds of $4,051,415 from the issuance of 210,463 shares of common stock pursuant to exercise of warrants.

In July 2025, the Company raised approximately $26,000,000 through issuance of common stock pursuant to at-the-market offering agreement.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $4,592,032 and $4,636,685 for the six months ended June 30, 2025 and 2024, and has negative cash flows from operations of $8,263,348 for the six months ended June 30, 2025. The Company requires additional capital to operate and expects losses to continue for the foreseeable future.

Throughout the next twelve months, the Company intends to fund its operations from the funds raised through the July 2025 ATM offering. To further support its operations and growth, the Company may also pursue additional capital through public or private equity offerings, debt financing, or other strategic funding sources, including continued use of ATM equity offerings.

Based on the current state of operations, the July 2025 ATM offering , the additional capital sources available to the Company, and the cash on hand at August 12, 2025, the Company believes that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Management believes that the Company has sufficient capital to meet its financial obligations for the next 12 months as of the date of these financial statements.

There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(8,263,348)	$(2,548,366)
Net cash used in investing activities	$(8,166,988)	$(3,345,742)
Net cash provided by (used in) financing activities	$15,610,483	$(547,415)
Net change in cash and cash equivalents	$(819,853)	$(6,441,523)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $8,263,348, primarily due to our net loss of $4,592,032 and cash used in our operating assets and liabilities of $5,251,720, partially offset by non-cash charges of $1,580,404.

Net Cash Used in Investing Activities

Net cash used in investing activities was $8,166,988 and $3,345,742 for the six months ended June 30, 2025 and 2024, respectively. Cash used during the current period was primarily attributable to payments made in anticipation of entering into joint venture agreements. As of June 30, 2025, these agreements had not been finalized, and the related payments were recorded as prepaid joint venture agreements on the consolidated balance sheet.

In 2024, the Company invested $4,015,742 in mutual fund investments and received $670,000 in proceeds from an investment it was no longer pursuing.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2025 and 2024 was $15,610,483 and ($547,515) respectively. In 2025, the Company received $4,051,415 from exercise of warrants and $11,559,068 from issuance of shares pursuant to ATM Agreement. In 2024, the Company paid $547,515 for repurchase of shares.

Contractual Obligations and Related Party Transactions

Related Party Transactions

See Note 9 to the accompanying unaudited condensed consolidated financial statements for further disclosure.

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In addition to the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC, during the second quarter of 2025 ended June 30, 2025 the Company issued the following equity securities which were not registered under the Securities Act.

On April 2, 2025, the Company issued 2,857 shares of common stock (on post-split basis) to its former president and member of the Board, David Lazar, in accordance with his separation agreement with the Company.

On June 30, 2025, the Company issued 179 shares of common stock (on post-split) basis to each of the following members of the Board: Hong Chun Yeung, Jing Lu, Lijun Chen, Yilin Lu, due to conversion of restricted stock units granted to each of them in accordance with their directors agreements on December 19, 2024 into shares of common stock.

On June 30, 2025, the Company issued 89 shares of common stock to Sean Dollinger, its Chief Executive Officer and member of the Board due to conversion of 89 restricted stock units granted to him on August 9, 2023 into shares of common stock.

On June 30, 2025, the Company issued 33,000 shares of common stock to Integris Ventures LLC, pursuant to advisory services agreement.

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

Purchases of Equity Securities by Issuer and Its Affiliates

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description
2.1	Plan of Conversion of LQR House Inc., dated as of January 26, 2023 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.1	Articles of Incorporation of LQR House Inc. filed on February 3, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.2	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on March 29, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.3	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on June 5, 2023 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.4	Certificate of Correction to the Certificate of Amendment to Articles of Incorporation filed on April 11, 2023 (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.5	Certificate of Change Pursuant to NRS 78.209 of LQR House filed on November 28, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s current report on the form 8-K filed with the SEC on December 1, 2023)
3.6	Amendment to Articles of Incorporation of LQR House Inc. filed on February 13, 2024 (incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
3.7	Bylaws of LQR House Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.8	First Amendment to the By-laws of the Company dated November 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on November 16, 2023)
3.9	Certificate of Change Pursuant to NRS 78.209 of LQR House filed on April 16, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2025)
3.10	Certificate of Amendment to the Articles of Incorporation of LQR House Inc., dated June 2, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2025).

4.1	Form of Warrant dated December 30, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2025)
10.1	Packaging of Origin Co-Responsibility Agreement dated July 6, 2020, between Leticia Hermosillo Ravelero and Sean Dollinger (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.2	Shared Responsibility & Bonding Agreement dated March 19, 2021, between Leticia Hermosillo Ravelero and Dollinger Innovations Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.3	Exclusive License Agreement dated May 18, 2020 by and between Dollinger Holdings and Dollinger Innovations (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.4	Product Distribution Agreement, dated July 1, 2020, between Dollinger Holdings and Country Wine & Spirits Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.5	Asset Purchase Agreement, dated May 31, 2021, between LQR House Inc. and Dollinger Holdings LLC (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.6	Asset Purchase Agreement, dated March 19, 2021, among LQR House Inc. and Dollinger Innovations Inc., Dollinger Holdings LLC and Sean Dollinger (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.7	Exclusive Marketing Agreement, dated April 1, 2021, by and among Country Wine & Spirits, Inc., Ssquared Spirits, LLC, and LQR House, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.8†	Employment Agreement between LQR House Inc. and Sean Dollinger, dated March 29, 2023 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.9†	Employment Agreement between LQR House Inc. and Kumar Abhishek, dated May 1, 2023 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.10†	Employment Agreement between LQR House Inc. and Jaclyn Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.11†	Employment Agreement between LQR House Inc. and Alexandra Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.12†	Form of Independent Director Agreement between LQR House Inc. and each director nominee (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.13†	Form of Non-Independent Director Agreement between LQR House Inc. and Non-Independent Director (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.14	Form of Director and Officer Indemnification Agreement between LQR House Inc. and each officer or director (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.15†	LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.16†	Amendment No. 1 to the LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.17†	Form of Incentive Stock Option Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.18†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).

10.19†	Form of Non-Qualified Stock Option Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.20†	Form of Non-Qualified Stock Option Agreement for Non-Employee Consultants (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.21†	Form of Restricted Stock Award Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.22†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.23†	Form of Restricted Stock Unit Award Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.24	Form of Advisor Agreement, dated June 1, 2023 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.25	Commercial Lease Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.26	Form of Advisor Agreement, dated June 30, 2023 (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.27	Ratification Assignment of the Bonding Agreement, dated July 7, 2023 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.28	Assignment Agreement of the Packaging of Origin and Co-Responsibility Agreement, dated June 30, 2023, between Dollinger Innovations Inc., Dollinger Holdings LLC, and LQR House Inc. (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.29	Bottled at Origin Joint Responsibility Agreement, dated July 11, 2023 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.30	Writ obtained in connection with registering the Bottled at Origin Joint Responsibility Agreement with the Mexican Institute of Industrial property, dated July 13, 2023 (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.31	Writ obtained in connection with registering the Shared Responsibility & Bonding Agreement with the Mexican Institute of Industrial property, dated July 12, 2023 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.32	Form of Independent Director Agreement between LQR House Inc. and Jay Dhaliwal (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed with the Commission on August 23, 2023).
10.33	10b-18 Repurchase Program (the “Program”) Letter of Engagement with Dominari Securities (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on September 21, 2023)
10.34	Form of Independent Contractor Agreement 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-274903) filed with the SEC as of October 6, 2023).
10.35	Services Agreement, dated October 15, 2023, by and between X-Media Inc. and LQR House Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on October 17, 2023)
10.36	Consulting Agreement between the Company and IR Agency LLC dated October 27, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 2, 2023)
10.37	Domain Name Transfer Agreement between LQR House Acquisition Corp. and SSquared Spirits LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)

10.38†	Amendment to the Employment Agreement by and between the Company and Sean Dollinger dated November 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.39	Product Handling Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.40	Funding Commitment Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.41	Form of the Share Exchange Agreement between the Company and the Seller dated May 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2024)
10.42	Form of the Subscription Agreement between the Company and DRNK dated June 7, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024)
10.43	Form of Director Agreement by and between the Company and Avraham Ben Tzvi, dated October 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.44	Form of Amendment No. 1 to Director Agreement by and between the Company and Avraham Ben Tzvi, dated October 17, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.45	Form of the Securities Purchase Agreement between the Company and David Lazar dated October 15, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.46	Form of a Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.47	Form of Director Settlement Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.48	Form of Settlement Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.49	Form of KBROS Settlement Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.50	Form of Independent Director Agreement, dated December 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024)
10.51	Form of Purchase Agreement dated December 30, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2025)
10.52	Supplier Agreement between the Company and Of The Earth Distribution Corp., dated June 28, 2024 (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
10.53	At The Market Offering Agreement, dated September 13, 2024, by and between the Registrant and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on September 13, 2024)
10.54	Supplementary Distribution Agreement, dated April 1, 2025, between LQR House Inc. and Of The Earth Distribution Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025)
10.55	Separation Agreement, dated April 2, 2025, between LQR House Inc. and David Lazar (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025)
10.56	Lock-up Agreement, dated April 2, 2025, between LQR House Inc. and David Lazar (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025)
21.1	List of subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1#	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2#	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
97.1	LQR House Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement.

#	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR House Inc.

August 12, 2025	By:	/s/ Sean Dollinger
Sean Dollinger, Chief Executive Officer

August 12, 2025	By:	/s/ Kumar Abhishek
Kumar Abhishek, Chief Financial Officer