Form 10-Q
period 2025-09-30
LQR House Inc.
filed 2025-11-14
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, the Company had 14,121,684 shares of common stock, $0.0001 par value, issued and  14,116,237 shares of common stock, $0.0001 par value, outstanding.

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

ii

ITEM 1 – FINANCIAL STATEMENTS

LQR HOUSE INC.

CONDENSED CONSOLDIATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,039,230	$5,386,789
Accounts receivable	116,315	28,040
Accounts receivable, related party	300,231	149,510
Due from related party	239,271	-
Prepaid expenses	130,740	240,729
Total current assets	10,825,787	5,805,068
Investments, at cost	1,117,500	1,117,500
Intangible assets, net	10,000	10,000
Prepaid investments	23,081,064	-
Total assets	$35,034,351	$6,932,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,068,622	$530,643
Accounts payable, related party	65,151	21,175
Accrued expenses	5,876,712	927,711
Accrued expenses, related party	665,975	5,971,000
Total current liabilities	7,676,460	7,450,529

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value, 350,000,000 shares authorized, 14,121,684 and 14,116,237 shares issued and outstanding as of September 30, 2025 and 435,788 and 430,341 shares issued and outstanding as of December 31, 2024, respectively	1,412	44
Additional paid-in capital	91,631,642	42,336,213
Treasury stock, at cost (5,447 shares)	(547,415)	(547,415)
Accumulated deficit	(63,727,748)	(42,306,803)
Total stockholders’ equity (deficit)	27,357,891	(517,961)
Total liabilities and stockholders’ equity	$35,034,351	$6,932,568

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue - services	$19,960	$30,918	$112,635	$114,689
Revenue - product	317,328	593,546	1,152,521	1,548,786
Total revenues	337,288	624,464	1,265,156	1,663,475

Cost of revenue - services	23,852	45,870	25,252	152,101
Cost of revenue - product	312,204	640,645	1,124,008	1,805,112
Total cost of revenue	336,056	686,515	1,149,260	1,957,213
Gross profit (loss)	1,232	(62,051)	115,896	(293,738)

Operating expenses:
General and administrative	3,470,033	1,522,785	7,700,806	4,486,641
Sales and marketing	358,711	1,919,125	846,240	3,470,348
Total operating expenses	3,828,744	3,441,910	8,547,046	7,956,989

Loss from operations	(3,827,512)	(3,503,961)	(8,431,150)	(8,250,727)

Other income (expense):
Realized gain/(loss) on securities	-	81,241	-	81,241
Legal settlement expense	(13,000,000)	-	(13,000,000)	-
Dividend income	-	58,566	-	168,646
Other income	(1,401)	774	10,205	774
Total other income (expense)	(13,001,401)	140,581	(12,989,795)	250,661

Provision for income taxes	-	-	-	-
Net loss	$(16,828,913)	$(3,363,380)	$(21,420,945)	$(8,000,066)

Weighted average common shares outstanding - basic and diluted	11,219,153	154,035	4,652,232	143,224
Net loss per common share - basic and diluted	$(1.50)	$(21.84)	$(4.60)	$(55.86)

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

unaudited condensed consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2023	137,984	$14	-	$-	$34,172,888	$(19,552,625)	$14,620,277
Vesting of restricted stock units	-	-	-	-	720,842	-	720,842
Repurchase of common stock	-	-	(5,447)	(547,415)	-	-	(547,415)
Net loss	-	-	-	-	-	(2,427,392)	(2,427,392)
Balances at March 31, 2024	137,984	14	(5,447)	(547,415)	34,893,730	(21,980,017)	12,366,312
Corrective issuance from stock dividend	69	-	-	-	-	-	-
Vesting of restricted stock units	-	-	-	-	720,842	-	720,842
Common stock issued per investment in equity security	21,429	2	-	-	817,498	-	817,500
Net loss	-	-	-	-	-	(2,209,293)	(2,209,293)
Balances at June 30, 2024	159,482	$16	(5,447)	$(547,415)	$36,432,070	$(24,189,310)	$11,695,361
Issuance of common stock pursuant to public offerings	3,490		-	-	70,194	-	70,194
Offering costs	-	-	-	-	(15,500)	-	(15,500)
Vesting of restricted stock units	-	-	-	-	720,842	-	720,842
Net loss	-	-	-	-	-	(3,363,380)	(3,363,380)
Balances at September 30, 2024	162,972	$16	(5,447)	$(547,415)	$37,207,606	$(27,552,690)	$9,107,517

Balances at December 31, 2024	435,788	$44	(5,447)	$(547,415)	$42,336,213	$(42,306,803)	$(517,961)
Vesting of restricted stock units	808	-	-	-	695,508	-	695,508
Issuance of common stock pursuant to separation agreements	6,191	1	-	-	283,678	-	283,679
Issuance of common stock pursuant to ATM	413,520	41	-	-	5,178,779	-	5,178,820
Issuance of common stock pursuant to exercise of warrants	210,463	21	-	-	4,051,394	-	4,051,415
Effect of stock split	28	-	-	-	-	-	-
Net loss	-	-	-	-	-	(2,389,650)	(2,389,650)
Balances at March 31, 2025	1,066,798	107	(5,447)	(547,415)	52,545,572	(44,696,453)	7,301,811
Vesting of restricted stock units	805	-	-	-	664,697	-	664,697
Issuance of common stock pursuant to ATM	1,947,592	195	-	-	6,380,053	-	6,380,248
Issuance of common stock pursuant to consultant agreement	33,000	3	-	-	47,517	-	47,520
Net loss	-	-	-	-	-	(2,202,382)	(2,202,382)
Balances at June 30, 2025	3,048,195	$305	(5,447)	$(547,415)	$59,637,839	$(46,898,835)	$12,191,894
Issuance of common stock pursuant to ATM	11,073,489	1,107	-	-	31,641,240	-	31,642,347
Vesting of restricted stock units	-	-	-	-	352,563	-	352,563
Net loss	-	-	-	-	-	(16,828,913)	(16,828,913)
Balances at September 30, 2025	14,121,684	$1,412	(5,447)	$(547,415)	$91,631,642	$(63,727,748)	$27,357,891

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,420,945)	$(8,000,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	220,200	-
Gain on sale of marketable securities	-	(81,241)
Vesting of restricted stock units	1,712,768	2,162,527
Changes in operating assets and liabilities:
Accounts receivable	(88,275)	(2,842)
Accounts receivable, related party	(150,721)	(9,663)
Prepaid expenses	109,989	2,123,871
Due from related party	(239,271)
Accounts payable	537,979	(81,812)
Accounts payable, related party	43,976	(58,589)
Accrued expenses	4,949,001	381,444
Accrued expenses, related party	(5,194,026)	-
Right of use liability, net	-	1,078
Net cash used in operating activities	(19,519,325)	(3,565,293)
Cash flows from investing activities:
Prepaid investments	(23,081,064)	-
Purchases of marketable securities	-	(7,727,850)
Sales of marketable securities	-	4,369,623
Return of deposits in escrow	-	670,000
Net cash used in investing activities	(23,081,064)	(2,688,227)
Cash flows from financing activities:
Issuance of common stock pursuant to exercise of warrants	4,051,415	-
Issuance of common stock pursuant to ATM	43,201,415	-
Offering costs	-	(15,500)
Repurchase and buyback of common stock	-	(547,415)
Net cash provided by (used in) financing activities	47,252,830	(562,915)
Net change in cash and cash equivalents	4,652,441	(6,816,435)
Cash and cash equivalents at beginning of period	5,386,789	7,064,348
Cash and cash equivalents at end of period	$10,039,230	$247,913

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for accrued expenses	$110,999	$-
Common stock issued per investment in equity security	$-	$817,500
Subscription receivable		$70,194
Deposit in escrow used for investment in equity security	$-	$4,800,000

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

Reverse Stock Split

On April 16, 2025, the Company filed a Certificate of Change to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-35 reverse stock split (the “Reverse Split”) of its common stock, par value $0.0001 per share. The Reverse Split became effective on April 21, 2025. In connection with Reverse Split, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock to 10,000,000. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split

Amendment to Articles of Incorporation

On June 2, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase the number of authorized shares of common stock from 10,000,000 to 350,000,000 shares, par value $0.0001 per share. The increase was approved by the Company’s stockholders at the Annual Meeting held on May 30, 2025.

2. GOING CONCERN

The Company has not generated profits since inception and has sustained net losses of $21,420,945 and $8,000,066 for the nine months ended September 30, 2025 and 2024, respectively. The Company also incurred negative cash flows from operations for the same periods. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying unaudited condensed consolidated financial statements do not include any adjustments as a result of this uncertainty.

Through to the date the unaudited condensed consolidated financial statements were available to be issued, the Company has been primarily financed through the issuance of capital stock. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses, or obtain financing through the sale of debt and/or equity securities, which it has done. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. While the Company has several potential sources of cash, including the ability to initiate future equity or debt financings, its prior an at-the-market (“ATM”) offering program with H.C. Wainwright & Co., LLC expired pursuant to its terms, and there can be no assurance that the Company will be successful in obtaining additional financing on acceptable terms.

Management’s Plans

In January 2025, the Company raised $4,051,415 through exercise of warrants, which were converted into shares of common stock.

During the nine months ended September 30, 2025, the Company received net proceeds of $43,201,415 from the issuance of 13,434,601 shares under its at-the-market (“ATM”) equity offering program. As of September 30, 2025, the Company held cash and cash equivalents of $10,039,230. Management believes that funds will be sufficient to meet the Company’s operating and capital expenditure requirements for at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements. The Company’s ATM offering program with H.C. Wainwright & Co, LLC, expired pursuant to its terms in September 2025, and no additional sales will be made under the program.

Based on the current operational outlook, the availability of additional potential capital sources, and existing cash on hand available as of September 30, 2025, the Company believes that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Management believes that the Company has sufficient capital to meet its financial obligations for the next 12 months as of the date of these unaudited condensed consolidated financial statements.

However, there can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

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

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, LQR House Acquisition Corp. All inter-company transactions and balances have been eliminated on consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the unaudited condensed consolidated financial statements related to the nine-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Form 10-K filed with the SEC on March 31, 2025.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to the cost method investments and stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

As of September 30, 2025, the Company’s investment in DRNK Beverage Corp continues to be recorded at its impaired carrying value of $300,000, after reflecting an impairment expense of $4,500,000 recognized as of December 31, 2024. That impairment was triggered by company-specific information and the investee’s performance relative to expectations, as well as general market challenges and reduced prospects for recovery of the carrying value of the investment. No additional impairments were identified during the nine months ended September 30, 2025. The Company continues to monitor the situation and will assess the need for any further adjustments in future periods.

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

There were no transfers between Level 1, Level 2, or Level 3 fair value classifications during the nine months ended September 30, 2025.

The carrying values of the Company’s accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short maturity of these instruments.

The Company’s investments are accounted at cost, less impairment. See above and Note 5 to the unaudited condensed consolidated financial statements.

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

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Disaggregation of Revenues	2025	2024	2025	2024

CWS Platform	$317,328	$575,115	$951,881	$1,523,546
SWOL product sales	-	18,431	200,640	25,240
Revenue - product	317,328	593,546	1,152,521	1,548,786

Marketing	19,960	15,384	92,862	70,359
Vault	-	15,534	19,773	44,330
Revenue - services	19,960	30,918	112,635	114,689
Total revenues	$337,288	$624,464	$1,265,156	$1,663,475

Cost of Revenue

Cost of revenue consists of all direct costs attributable to sales and performing marketing services. Cost of revenue includes product costs, packaging, shipping and other importing and delivery charges, as well as contracted marketing services. Cost of revenue also includes customer service personnel.

Sales and Marketing

Sales and marketing costs primarily consist of advertising, promotional expenses and marketing consulting and advisory services. Sales and marketing costs also include sales commissions. For the three and nine months ended September 30, 2025, advertising costs totaled $358,711 and $846,240, respectively, compared to $1,919,125 and $3,470,348 for the same period in 2024.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2025 and 2024, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of September 30, 2025 include the Company’s outstanding restricted stock units (See Note 8).

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying unaudited condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

As of September 30, 2025, the investment continues to be carried at its impaired value of $300,000. No further impairment indicators or observable price changes were identified during the nine-month period ended September 30, 2025. The Company continues to monitor this investment and will assess the need for any future adjustments as conditions warrant.

6. PREPAID INVESTMENTS

The Company is in discussions with parties regarding potential investments to expand the Company’s operations and growth.

When finalized, the Company anticipates that it would develop and sign Multi-Channel Network (MCN) agency services contracts with MCN partners and expect to work through MCN partners on TikTok to expand creator and audience engagement.

As a result, as of September 30, 2025, the Company had recorded $23,081,064 of prepaid investments.

Management expects these discussions and agreements to be finalized, executed and operationalized in the fourth quarter of 2025, at which time the prepayments will be reclassified to the appropriate investment and accounted for in accordance with ASC 321, 323 or 805.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Accrued retention and settlement payments	$13,729	$513,729
Accrued professional and other fees	105,159	62,450
Legal settlement expense	5,500,000	-
Taxes payable	229,364	263,087
Other accrued	28,460	88,445
Total accrued expenses	$5,876,712	$927,711

Accrued retention and settlement payments, related parties	665,975	5,971,000
Total accrued expenses, related parties	$665,975	$5,971,000

As of December 31, 2024, the Company had unpaid accrued expenses totaling $6,484,729 related to various settlements, bonus, and retention agreements executed between October and December 2024. During the nine months ended September 30, 2025, the Company paid approximately $5,805,025 of these previously accrued balances. The remaining balance of $679,704 remains accrued as of September 30, 2025, of which $665,975 relates to related parties and $13,729 pertains to other parties. The Company expects to settle these outstanding amounts in future periods.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Amendment to Articles of Incorporation or Bylaws

On May 30, 2025, the Company’s stockholders approved a proposal to increase the Company’s authorized shares of common stock from 10,000,000 to 350,000,000 shares, par value $0.0001 per share. On June 2, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, and the increase in authorized shares became effective June 2, 2025.

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

As a result of the Reverse Split, the par value per share remained unchanged. All share and per share amounts in these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Split for all periods presented, unless otherwise indicated.

2025 Stock Transactions

During the nine months ended September 30, 2025, the Company issued 13,434,601 shares of common stock (on a post-reverse split basis) pursuant to an at-the-market public offering for net proceeds of $43,201,415.

Issuance of shares in pursuance of director’s agreement

On October 15, 2024, the Company entered into a Director Agreement with Avraham Ben-Tzvi, a then-member of the Board of Directors. Mr. Ben-Tzvi ceased to serve on the Board effective December 19, 2024. In recognition of his service, the Company issued 3,334 shares of its common stock, par value $0.0001 per share (on a post-reverse split basis), to Mr. Ben-Tzvi on January 2, 2025. The shares were valued at a fair value of $172,679, or $51.80 per share, based on the post-split share count. The total amount was recognized as general and administrative expense in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2025, in the amounts of $0 and $172,679, respectively.

On April 2, 2025, David Lazar resigned as President and as a member of the Company’s Board of Directors, effective the same date (the “Separation Date”). In connection with his resignation, the Company entered into a Separation Agreement with Mr. Lazar, pursuant to which the Company agreed to pay $415,000 in cash and issue 2,857 shares of the Company’s common stock, par value $0.0001 per share (on a post-split basis), as consideration for the covenants and agreements set forth therein. As of December 31, 2024, the Company recorded a total expense of $526,000 related to this agreement, consisting of $415,000 in accrued cash compensation and $111,000 in non-cash stock-based compensation, based on the fair value of the Shares as of the measurement date. The shares were issued on April 2, 2025, and are subject to a lock-up agreement. The expense associated with the issuance of the Shares was fully recognized in the year ended December 31, 2024. No additional expense related to this agreement was recognized during the nine months ended September 30, 2025.

Issuance of shares in pursuance of consultant’s agreement

On June 3, 2025, the Company entered into an Advisory Services Agreement with a third party to provide capital markets and investor relations advisory services. In connection with this agreement, the Company issued 33,000 shares of its common stock as consideration for services. These shares were valued at a fair value of $1.44 per share based on the agreement date, resulting in a total non-cash expense of $47,520. The total amount was recognized as general and administrative expense in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2025, in the amounts of $0 and $47,520, respectively.

Warrants

During the nine months ended September 30, 2025, the Company issued 210,463 shares of common stock (on a post-reverse split basis) upon the exercise of warrants, resulting in aggregate gross proceeds of $4,051,415. As of September 30, 2025, no warrants remain outstanding.

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

The Company recorded stock-based compensation expense of $352,563 and $1,712,768 in the statements of operations for the three and nine months ended September 30, 2025, respectively, related to vesting of restricted stock units. As of September 30, 2025, total unrecognized compensation cost related to unvested RSUs was $193,679, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.22 years. As of September 30, 2025, 3,568 RSUs remained unvested, net of 9 RSUs forfeited upon the resignation of a board member on May 30, 2025.

The following table summarizes RSU activity for the nine months ended September 30, 2025:

	Restricted Stock Units
	Number of shares	Weighted Average Fair Value

Unvested as of December 31, 2024	5,996	$381.50
Granted	-	-
Vested	(2,419)	838.64
Forfeited	(9)	7,000
Unvested as of September 30, 2025	3,568	$55.66

9. RELATED PARTY TRANSACTIONS

KBROS and Ssquared Spirits LLC

The Company’s founder and Chief Executive Officer, who is a stockholder and member of the board of directors has an economic interest in Ssquared Spirits LLC, the seller of the CWS Platform acquisition. The spouse of the Company’s former Chief Executive Officer and director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared Spirits LLC. See Note 4 for the CWS Platform acquisition from SSquared. KBROS acts as the Company’s Product Handler, whereby they are entitled to compensation of $40,000 per month plus reimbursement for shipping and handling fees incurred by them for orders fulfilled through the CWS Platform, and bonus for reaching certain revenue milestones. Pursuant to Product Handing Agreement, the Company incurred $0 and $40,000 to KBROS for the three and nine months ended September 30, 2025, respectively, which was included in cost of revenue in the consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company incurred $120,000 and $360,000, respectively, also included in cost of revenue.

In addition, during the three and nine months ended September 30, 2025, the Company paid $0 and $100,000, respectively, in incentive compensation to KBROS, which was recorded in sales and marketing expenses. During the same period for the three and nine months ended September 30, 2024, the Company recorded $100,000 and $200,000, respectively, in incentive compensation, under sales and marketing expenses.

In October, 2024, the Company entered into a settlement and release agreement with KBROS, and its controlling stockholder, for an aggregate amount equal to $4,100,000, which was included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024. As of September 30, 2025 and December 31, 2024, $296,711 and $3,600,000, respectively, remained unpaid and were included in accrued expenses, related party on the consolidated balance sheet.

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

As of September 30, 2025 and December 31, 2024, the Company had $300,231, in accounts receivable, related party with CWS pertaining to product revenues. In the event that CWS fails to repay the trade receivables, the Company believes it can offset the outstanding receivables against regular payables and accrued payouts due to KBROS.

Accounts Payable, Related Party

As of September 30, 2025 and December 31, 2024, the Company had accounts payable of $65,151 and $21,175, respectively, with related parties, including KBROS, the Company’s founder and Chief Executive Officer, and officers and directors.

Performance Bonus

During the three and nine months ended September 30, 2025, the Company paid its Chief Executive Officer and KBROS a performance bonus of $0 and $100,000 each, respectively. For the three and nine months ended September 30, 2024, the Company paid $100,000 and $200,000 each, respectively.

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

Settled Legal Matter

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

On September 22, 2025, the Company entered into two settlement agreements with Kingbird Ventures and other parties named therein (the “Settlement Agreements”) to resolve matters related to this litigation. The First Settlement Agreement resolved the direct claims asserted by Kingbird Ventures against the Company and other defendants and provides for (i) dismissal of all such direct claims with prejudice, (ii) mutual releases among the parties, (iii) a cash  payment obligation of $13,000,000 from the Nevada Defendants (as defined in the First Settlement Agreement), and (iv) customary provisions, including no admission of liability and confidentiality.

The Second Settlement Agreement resolved the stockholder derivative claims brought on behalf of the Company against certain current and former officers and directors. The Second Settlement Agreement provides for (i) dismissal of the derivative action with prejudice, subject to court approval, (ii) mutual releases among the parties, and (iii) customary provisions, including no admission of liability, cooperation undertakings, and confidentiality.

Pursuant to the Settlement Agreements, a total payment of $7,500,000 has been made in September 2025, and as of September 30, 2025, a remaining balance of $5,500,000 is recorded under accrued expenses on the Company’s unaudited condensed balance sheet. The entire settlement amount of $13,000,000 has been recognized as a legal settlement expense within “Other expense” in the statement of operations for the quarter ended September 30, 2025. The settlement represents a non-recurring, non-operational charge and is presented within “Other expense” to distinguish it from the Company’s ongoing business operations.

As of the date of issuance of these unaudited condensed consolidated financial statements, management believes that no additional material loss contingency exists in connection with this matter. The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

11. SUBSEQUENT EVENTS

On October 15, 2025, Dr. Jing Lu resigned from the Company’s Board of Directors and all associated committees. The resignation was not due to any disagreement with the Company, its management, or operations. On October 20, 2025, the Board appointed Mr. Kah Loong Randy Yeo as a new independent director. Mr. Yeo was also designated as Chair of the Nominating and Corporate Governance Committee and as a member of the Audit and Compensation Committees.

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

Recent Developments

On September 13, 2024, the Company entered into an at-the-market offering agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“HCW”), relating to the sale of common stock. During the three months ended September 30, 2025, the Company issued an aggregate of 11,073,489 shares of common stock pursuant to such ATM Agreement for net proceeds of $31,642,347. The Company paid the sales agent compensation with respect to the sale of such shares in the amount of $980,716. The ATM Agreement expired pursuant to its terms in September 2025, and no further sales will be made under the program.

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

On June 2, 2025, the Company held LQR House Inc. 2025 Annual Meeting of Stockholders (the “Annual Meeting”) at which meeting: (1) the Company’s stockholders approved an amendment to the Articles of Incorporation to authorize the Company to effect the increase of authorized shares of common stock of the Company from 10,000,000 to 350,000,000 shares, (2) the stockholders re-elected Sean Dollinger, Yilin Lu, Lijun Chen, Jing Lu, and Hong Chun Yeung to serve as directors of the Board until the Company’s 2026 annual meeting of stockholders, or until such persons’ successors are duly elected and qualified, or until such persons’ earlier resignation, death, or removal.

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

On or about July 11, 2025, the Company, along with over two dozen parties including several officers and directors of the Company, was named as a defendant in an action before the Eight Judicial District, Clark County, Nevada titled Kingbird Ventures, LLC (“Kingbird”) v. Sean Dollinger, et al. The complaint sought damages in an unspecified amount by a recent shareholder of the Company. Along with the complaint, Kingbird filed a motion for the Court to appoint a receiver over the Company and for an injunction. On September 22, 2025, the Company entered into two settlement agreements with Kingbird and other parties named therein to resolve all matters related to this litigation (collectively, the “Settlement Agreements”). The First Settlement Agreement resolved the direct claims asserted by Kingbird against the Company and other defendants and provided for dismissal of such claims with prejudice, mutual releases among the parties, and customary provisions, including no admission of liability and confidentiality. The Second Settlement Agreement resolved stockholder derivative claims brought on behalf of the Company against certain current and former officers and directors and provides for dismissal of those claims with prejudice, subject to court approval, along with mutual releases and customary provisions. Following execution of the Settlement Agreements, the actions were dismissed with prejudice. Pursuant to the Settlement Agreements, a total payment of $7.5 million has been made in September 2025. As of the date of this quarterly report, there is still a cash payment obligation approximately $5.5 million pursuant to the terms of the Settlement Agreements.

On August 6, 2025, the Board appointed Yilin Lu to serve as a President of the Company and replaced him on the Compensation Committee and Nominating and Corporate Governance Committee with Hong Chun Yeung.

On October 15, 2025, Dr. Jing Lu resigned from the Company’s Board of Directors and all associated committees. The resignation was not due to any disagreement with the Company, its management, or operations. On October 20, 2025, the Board appointed Mr. Kah Loong Randy Yeo as a new independent director. Mr. Yeo was also designated as Chair of the Nominating and Corporate Governance Committee and as a member of the Audit and Compensation Committees.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and September 30, 2024

The following table sets forth key components of our results of operations during the three months ended September 30, 2025 and September 30, 2024.

	Three Months Ended
	September 30,
	2025	2024	Var. $	Var. %

Revenue - services	$19,960	$30,918	$(10,958)	-35%
Revenue - product	317,328	593,546	(276,218)	-47%
Total revenues	337,288	624,464	(287,176)	-46%

Cost of revenue - services	23,852	45,870	(22,018)	-48%
Cost of revenue - product	312,204	640,645	(328,441)	-51%
Total cost of revenue	336,056	686,515	(350,459)	-51%
Gross profit (loss)	1,232	(62,051)	63,283	102%

Operating expenses:
General and administrative	3,470,033	1,522,785	1,947,248	128%
Sales and marketing	358,711	1,919,125	(1,560,414)	-81%
Total operating expenses	3,828,744	3,441,910	386,834	11%

Loss from operations	(3,827,512)	(3,503,961)	(323,551)	9%

Other income (expense):
Realized gain/(loss) on securities	-	81,241	(81,241)	-100%
Legal settlement expense	(13,000,000)	-	(13,000,000)	100%
Dividend income	-	58,566	(58,566)	-100%
Other income	(1,401)	774	(2,175)	-281%
Total other income (expense)	(13,001,401)	140,581	(13,141,982)	-9348%

Provision for income taxes
Net loss	$(16,828,913)	$(3,363,380)	$(13,465,533)	400%

Revenue

For the three months ended September 30, 2025 and 2024, service revenues were $19,960 and $30,918, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships. The decrease of $10,958, or approximately 35%, was primarily due to a lower volume of marketing services provided during the current period compared to the prior year.

For the three months ended September 30, 2025, product revenues were $317,328 compared to $593,546 in the similar 2024 period. The decrease by $276,218 compared to 2024 was primarily attributable to a decrease in sales volume through the CWS Platform during the quarter. The reduction in revenue reflects lower customer traffic and order activity on cwsspirits.com, which the Company believes was driven by less promotional activity compared to the prior year period.

Cost of Revenue and Gross Profit (Loss)

For the three months ended September 30, 2025 and 2024, service cost of revenues were $23,852 and $45,870, respectively. Cost of service decreased by $22,018 in 2025. A decrease of approximately 48% was primarily due to overall decline in service-related activity compared to the prior year.

Product cost of revenues was $312,204 and $640,645 during the three months ended September 30, 2025 and 2024. The decrease was primarily due to the decline in product revenue during the period, resulting from lower sales volume on the CWS Platform.

Gross profit was $1,232 for the three months ended September 30, 2025, compared to a gross loss of $62,051 for the same period in 2024. The gross loss in 2024 was primarily attributable to the Company’s strategic transition from marketing services toward a focus on the CWS Platform. In 2025, management continues to explore initiatives aimed at improving gross margin performance, including customer acquisition efforts and the formation of new strategic partnerships to drive higher transaction volume through the platform.

General and Administrative

For the three months ended September 30, 2025 and 2024, general and administrative expenses were $3,470,033 and $1,522,785, respectively. The increase of $1,947,248 was primarily attributable to higher professional fees, primarily legal fees, incurred during the current period.

Sales and Marketing

For the three months ended September 30, 2025 and 2024, sales and marketing expenses were $358,711 and $1,919,125, respectively. The decrease was primarily attributable to the absence of website development costs in the current period. In the third quarter of 2024, the Company incurred significant expenses related to advertising, marketing, and investor relations campaigns, which did not recur in 2025. In addition, bonus expenses of $200,000 were recorded under sales and marketing during the three months ended September 30, 2024. The absence of similar charges in 2025 further contributed to the decline in sales and marketing expenses.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2025, reflected a net expense of approximately $13.0 million, compared to net other income of $0.1 million in the same period of 2024. The variance is primarily attributable to the recognition of a $13.0 million legal settlement expense related to the resolution of the litigation, as discussed in Note 10 – Contingencies. During the quarter, the Company made a cash payment of $7.5 million and recorded the remaining $5.5 million obligation under accrued expenses on the balance sheet. The settlement represents a non-recurring, non-operational charge and is presented within “Other expense” to distinguish it from the Company’s ongoing business operations. Comparatively, in the prior year period, other income primarily consisted of dividend income of $58,566 and realized gains on securities of $81,241. No similar gains were recognized in the current period.

Net Loss

Net loss for the three months ended September 30, 2025 and 2024 was $16,828,913 and $3,363,380, respectively.

Comparison of Nine Months Ended September 30, 2025 and September 30, 2024

The following table sets forth key components of our results of operations during the nine months ended September 30, 2025 and September 30, 2024.

	Nine Months Ended
	September 30,
	2025	2024	Var. $	Var. %

Revenue - services	$112,635	$114,689	$(2,054)	-2%
Revenue - product	1,152,521	1,548,786	(396,265)	-26%
Total revenues	1,265,156	1,663,475	(398,319)	-24%

Cost of revenue - services	25,252	152,101	(126,849)	-83%
Cost of revenue - product	1,124,008	1,805,112	(681,104)	-38%
Total cost of revenue	1,149,260	1,957,213	(807,953)	-41%
Gross profit (loss)	115,896	(293,738)	409,634	139%

Operating expenses:
General and administrative	7,700,806	4,486,641	3,214,165	72%
Sales and marketing	846,240	3,470,348	(2,624,108)	-76%
Total operating expenses	8,547,046	7,956,989	590,057	7%

Loss from operations	(8,431,150)	(8,250,727)	(180,423)	2%

Other income (expense):
Realized gain/(loss) on securities	-	81,241	(81,241)	-100%
Legal settlement expense	(13,000,000)	-	(13,000,000)	100%
Dividend income	-	168,646	(168,646)	-100%
Other income	10,205	774	9,431	1218%
Total other income (expense)	(12,989,795)	250,661	(13,240,456)	-5282%

Provision for income taxes	-	-	-
Net loss	$(21,420,945)	$(8,000,066)	$(13,420,879)	168%

Revenue

For the nine months ended September 30, 2025 and 2024, service revenues were $112,635 and $114,689, respectively. Service revenues are earned as we contract with third-party alcoholic beverage brands to utilize access to the CWS Platform, as well as vault memberships. The decrease of $2,054, or approximately 2% was immaterial.

For the nine months ended September 30, 2025, product revenues were $1,152,521 compared to $1,548,786 in the similar 2024 period. The decrease by $396,265 compared to 2024 was primarily attributable to a decrease in sales volume through the CWS Platform during the quarter. The reduction in revenue reflects lower customer traffic and order activity on cwsspirits.com, which the Company believes was driven by less promotional activity compared to the prior year period.

Cost of Revenue and Gross Profit (Loss)

For the nine months ended September 30, 2025 and 2024, service cost of revenues were $25,252 and $152,101, respectively. Cost of service revenues decreased by $126,849 in 2025. The decrease was primarily attributable to lower operating costs associated with service delivery, the significant reduction in cost of service revenues reflects improved cost management and operational efficiencies implemented during the current period.

Product cost of revenues was $1,124,008 and $1,805,112 during the nine months ended September 30, 2025 and 2024. The decrease of $681,104 was primarily due to the decline in product revenue during the period, resulting from lower sales volume on the CWS Platform.

Gross profit (loss) was $115,896 and ($293,738) for the nine months ended September 30, 2025 and 2024. The gross loss in 2024 was primarily attributable to the Company’s strategic transition from marketing services toward a focus on the CWS Platform. In 2025, management continues to explore initiatives aimed at improving gross margin performance, including customer acquisition efforts and the formation of new strategic partnerships to drive higher transaction volume through the platform.

General and Administrative

For the nine months ended September 30, 2025 and 2024, general and administrative expenses were $7,700,806 and $4,486,641, respectively. The increase of $3,214,165 was primarily attributable to higher professional fees, which were primarily legal costs, incurred during the current period.

Sales and Marketing

For the nine months ended September 30, 2025 and 2024, sales and marketing expenses were $846,240 and $3,470,348 respectively. The decrease was primarily due to the absence of website development costs in the current period. In 2024, the Company incurred significant expenses related to advertising, marketing, and investor relations campaigns, which did not recur in 2025. Additionally, bonus expenses of $200,000 were recorded under sales and marketing during the nine months ended September 30, 2025, compared to $400,000 in the prior-year period, further contributing to the overall decrease.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2025, reflected a net expense of approximately $12,989,795, compared to net other income of $250,661 in the same period of 2024. The variance is primarily attributable to the recognition of a $13.0 million legal settlement expense related to the resolution of the litigation, as discussed in Note 10 – Contingencies. During the nine months ended September 30, 2025, the Company made a cash payment of $7.5 million and recorded the remaining $5.5 million obligation under accrued expenses on the balance sheet. The settlement represents a non-recurring, non-operational charge and is presented within “Other expense” to distinguish it from the Company’s ongoing business operations. Comparatively, in the prior year period, other income primarily consisted of dividend income of $168,646 and realized gains on securities of $81,241. No similar gains were recognized in the current period.

Net Loss

Net loss for the nine months ended September 30, 2025 and 2024 was $21,420,945 and $8,000,066, respectively.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $10,039,230 and $5,386,789 respectively. To date, we have financed our operations primarily through issuances of common stock and sales of our products and services.

During the nine months ended September 30, 2025, the Company raised an aggregate of $47,252,830 in net proceeds through issuance of commons stock. The Company issued 13,434,601 shares of common stock pursuant to at-the-market offering agreement, dated September 13, 2024, between the Company and H.C. Wainwright & Co., LLC, for net proceeds of $43,201,415. Additionally, the Company received net proceeds of $4,051,415 from the issuance of 210,463 shares of common stock pursuant to exercise of warrants. The ATM offering program expired pursuant to its terms in September 2025, and no further sales will be made under the program.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $15,920,945 and $8,000,066 for the nine months ended September 30, 2025 and 2024, and has negative cash flows from operations of $19,519,325 for the nine months ended September 30, 2025. The Company requires additional capital to operate and expects losses to continue for the foreseeable future.

To further support its financial position and support future growth initiatives, the Company may also pursue additional capital through public or private equity offerings, debt financing, or other strategic funding sources, including entering into a new At-the-Market agreement with a new sales agent.

Based on the current operational outlook, the proceeds from a potential new ATM offering, the availability of additional potential capital sources, and existing cash on hand available as of September 30, 2025, the Company believes that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Management believes that the Company has sufficient capital to meet its financial obligations for the next 12 months as of the date of these unaudited condensed consolidated financial statements.

However, there can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

Cash Flow Activities

The following table presents selected captions from our condensed statement of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(19,519,325)	$(3,565,293)
Net cash used in investing activities	$(23,081,064)	$(2,688,227)
Net cash provided by (used in) financing activities	$47,252,830	$(562,915)
Net change in cash and cash equivalents	$(851,047)	$(6,816,435)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $19,519,325, primarily due to our net loss of $21,420,945 and cash used in our operating assets and liabilities of $31,348, partially offset by non-cash charges of $1,932,968.

Net cash used in operating activities for the nine months ended September 30, 2024 was $3,565,293, primarily due to our net loss of $8,000,066 partially offset by non-cash charges of $2,081,286 and changes in our operating assets and liabilities of $2,353,487.

Net Cash Used in Investing Activities

Net cash used in investing activities was $23,081,064 and $2,688,227 for the nine months ended September 30, 2025 and 2024, respectively. Cash used during the current period was primarily attributable to payments made in anticipation of entering into joint venture agreements. As of September 30, 2025, these agreements had not been finalized, and the related payments were recorded as Prepaid investments on the consolidated balance sheet.

In 2024, the Company purchased marketable securities of $7,727,850 and sold securities of $4,369,623. The Company also received $670,000 back from an investment it was no longer pursuing.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2025 and 2024 was $47,252,830 and ($562,915) respectively. In 2025, the Company received $4,051,415 from exercise of warrants and $43,201,415 from issuance of shares pursuant to ATM Agreement. In 2024, the Company repurchased shares of common stock.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our unaudited condensed consolidated financial statements included elsewhere in this prospectus, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

Management has taken several steps intended to strengthen our financial reporting oversight and address the identified weakness. During 2025, we appointed a President with a strong background in finance and risk oversight to enhance executive-level supervision of our financial reporting processes. We also appointed a new director with audit committee and financial oversight experience to improve board-level review and governance. In addition, we continue to evaluate further measures, including supplementing our accounting resources and enhancing the consistency and documentation of our accounting policies and reporting procedures. Although these actions represent progress, the material weakness has not yet been remediated, and we will continue to implement improvements designed to achieve effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in the Company’s Current Reports on Form 8-K filed on July 15, 2025 and September 26, 2025, the Company, together with certain current and former officers and directors, was named as a defendant in an action filed by Kingbird Ventures, LLC in the Eighth Judicial District Court, Clark County, Nevada. The complaint alleged, among other things, breach of fiduciary duty and related claims arising from corporate governance matters. On September 22, 2025, the Company and other defendants entered into settlement agreements with Kingbird Ventures and related parties to resolve all matters in the litigation. The settlements provide for mutual releases and a total cash payment obligation of approximately $13 million from the Nevada Defendants (as defined in the agreements), including an initial payment of $7.5 million made in September 2025 and a remaining balance of approximately $5.5 million due by December 18, 2025. No admission of liability was made by any party.

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

None.

Purchases of Equity Securities by Issuer and Its Affiliates

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description
2.1	Plan of Conversion of LQR House Inc., dated as of January 26, 2023 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.1	Articles of Incorporation of LQR House Inc. filed on February 3, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.2	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on March 29, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.3	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on June 5, 2023 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.4	Certificate of Correction to the Certificate of Amendment to Articles of Incorporation filed on April 11, 2023 (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.5	Certificate of Change Pursuant to NRS 78.209 of LQR House filed on November 28, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s current report on the form 8-K filed with the SEC on December 1, 2023)
3.6	Amendment to Articles of Incorporation of LQR House Inc. filed on February 13, 2024 (incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
3.7	Bylaws of LQR House Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.8	First Amendment to the By-laws of the Company dated November 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on November 16, 2023)
3.9	Certificate of Change Pursuant to NRS 78.209 of LQR House filed on April 16, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2025)
3.10	Certificate of Amendment to the Articles of Incorporation of LQR House Inc., dated June 2, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2025).

4.1	Form of Warrant dated December 30, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2025)
10.1	Packaging of Origin Co-Responsibility Agreement dated July 6, 2020, between Leticia Hermosillo Ravelero and Sean Dollinger (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.2	Shared Responsibility & Bonding Agreement dated March 19, 2021, between Leticia Hermosillo Ravelero and Dollinger Innovations Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.3	Exclusive License Agreement dated May 18, 2020 by and between Dollinger Holdings and Dollinger Innovations (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.4	Product Distribution Agreement, dated July 1, 2020, between Dollinger Holdings and Country Wine & Spirits Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.5	Asset Purchase Agreement, dated May 31, 2021, between LQR House Inc. and Dollinger Holdings LLC (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.6	Asset Purchase Agreement, dated March 19, 2021, among LQR House Inc. and Dollinger Innovations Inc., Dollinger Holdings LLC and Sean Dollinger (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.7	Exclusive Marketing Agreement, dated April 1, 2021, by and among Country Wine & Spirits, Inc., Ssquared Spirits, LLC, and LQR House, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.8†	Employment Agreement between LQR House Inc. and Sean Dollinger, dated March 29, 2023 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.9†	Employment Agreement between LQR House Inc. and Kumar Abhishek, dated May 1, 2023 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.10†	Employment Agreement between LQR House Inc. and Jaclyn Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.11†	Employment Agreement between LQR House Inc. and Alexandra Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.12†	Form of Independent Director Agreement between LQR House Inc. and each director nominee (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.13†	Form of Non-Independent Director Agreement between LQR House Inc. and Non-Independent Director (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.14	Form of Director and Officer Indemnification Agreement between LQR House Inc. and each officer or director (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.15†	LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.16†	Amendment No. 1 to the LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.17†	Form of Incentive Stock Option Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.18†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).

10.19†	Form of Non-Qualified Stock Option Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.20†	Form of Non-Qualified Stock Option Agreement for Non-Employee Consultants (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.21†	Form of Restricted Stock Award Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.22†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.23†	Form of Restricted Stock Unit Award Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.24	Form of Advisor Agreement, dated June 1, 2023 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.25	Commercial Lease Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.26	Form of Advisor Agreement, dated June 30, 2023 (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.27	Ratification Assignment of the Bonding Agreement, dated July 7, 2023 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.28	Assignment Agreement of the Packaging of Origin and Co-Responsibility Agreement, dated June 30, 2023, between Dollinger Innovations Inc., Dollinger Holdings LLC, and LQR House Inc. (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.29	Bottled at Origin Joint Responsibility Agreement, dated July 11, 2023 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.30	Writ obtained in connection with registering the Bottled at Origin Joint Responsibility Agreement with the Mexican Institute of Industrial property, dated July 13, 2023 (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.31	Writ obtained in connection with registering the Shared Responsibility & Bonding Agreement with the Mexican Institute of Industrial property, dated July 12, 2023 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.32	Form of Independent Director Agreement between LQR House Inc. and Jay Dhaliwal (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed with the Commission on August 23, 2023).
10.33	10b-18 Repurchase Program (the “Program”) Letter of Engagement with Dominari Securities (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on September 21, 2023)
10.34	Form of Independent Contractor Agreement 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-274903) filed with the SEC as of October 6, 2023).
10.35	Services Agreement, dated October 15, 2023, by and between X-Media Inc. and LQR House Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on October 17, 2023)
10.36	Consulting Agreement between the Company and IR Agency LLC dated October 27, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 2, 2023)
10.37	Domain Name Transfer Agreement between LQR House Acquisition Corp. and SSquared Spirits LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)

10.38†	Amendment to the Employment Agreement by and between the Company and Sean Dollinger dated November 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.39	Product Handling Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.40	Funding Commitment Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.41	Form of the Share Exchange Agreement between the Company and the Seller dated May 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2024)
10.42	Form of the Subscription Agreement between the Company and DRNK dated June 7, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024)
10.43	Form of Director Agreement by and between the Company and Avraham Ben Tzvi, dated October 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.44	Form of Amendment No. 1 to Director Agreement by and between the Company and Avraham Ben Tzvi, dated October 17, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.45	Form of the Securities Purchase Agreement between the Company and David Lazar dated October 15, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.46	Form of a Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.47	Form of Director Settlement Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.48	Form of Settlement Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.49	Form of KBROS Settlement Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.50	Form of Independent Director Agreement, dated December 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024)
10.51	Form of Purchase Agreement dated December 30, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2025)
10.52	Supplier Agreement between the Company and Of The Earth Distribution Corp., dated June 28, 2024 (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
10.53	At The Market Offering Agreement, dated September 13, 2024, by and between the Registrant and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on September 13, 2024)
10.54	Supplementary Distribution Agreement, dated April 1, 2025, between LQR House Inc. and Of The Earth Distribution Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025)
10.55	Separation Agreement, dated April 2, 2025, between LQR House Inc. and David Lazar (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025)
10.56	Lock-up Agreement, dated April 2, 2025, between LQR House Inc. and David Lazar (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025)
10.57*	Direct Settlement Agreement with Kingbird Ventures, LLC, dated September 22, 2025.
21.1	List of subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1#	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2#	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
97.1	LQR House Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement.

#	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

*	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR House Inc.

November 14, 2025	By:	/s/ Sean Dollinger
Sean Dollinger, Chief Executive Officer

November 14, 2025	By:	/s/ Kumar Abhishek
Kumar Abhishek, Chief Financial Officer