Form 10-K
period 2025-12-31
LQR House Inc.
filed 2026-04-15
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-41778

LQR House Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-1604197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6538 Collins Ave. Suite 344			5306 Six Forks Rd Ste 107 PMB1290
Miami Beach,	Florida	33141	Raleigh,	NC	27609
(Address of principal executive offices)		(Zip Code)	(Address of principal executive offices)		(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of its most recently completed second fiscal quarter, was $4,475,628 based on the closing price of the registrant’s common stock as reported by The Nasdaq Capital Market on that date.

As of April 15, 2026, the Company had 21,371,656 shares of common stock, $0.0001 par value, issued and 21,366,209 shares outstanding.

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

iii

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “LQR House,” “LQR,” “Company,” or “our company” are to LQR House Inc., a Delaware corporation, References to “management” or our “management team” are to our officers and directors.

ITEM 1. BUSINESS

Overview

Our company, LQR House Inc., a Delaware corporation (“LQR”, “LQR House”, or the “Company”), intends to become a prominent force in the wine and spirits e-commerce, sector epitomized by its flagship alcohol marketplace, CWSpirits.com (“CWS Platform”). This platform delivers a diverse range of spirits, wines, and champagnes from esteemed retail partners like Country Wine & Spirits. Beyond its role in the e-commerce sector, LQR is a marketing agency with a specialized focus on the alcohol industry. We also intend to integrate the supply, sales, and marketing facets of the alcoholic beverage space into one easy to use platform and become the one-stop-shop for everything related to alcohol. To date, our core business includes e-commerce sales in the United States through CWSpirits.com, growing our in-house tequila brand SWOL Tequila, and developing marketing strategies for external brands. These strategies include banner ads on our site, targeted email campaigns, and influencer marketing, all designed to drive product awareness and sales.

Our Organization

Our company was incorporated in the State of Delaware on January 11, 2021, under the name LQR House Inc. On February 3, 2023, we changed our state of incorporation to the State of Nevada by merging into LQR House Inc., a Nevada corporation. On March 2, 2026, we reincorporated in the State of Delaware through a statutory conversion. The Company conducts its operations through three wholly-owned subsidiaries: LQR House Acquisition Corp., which owns and operates the CWS Platform; SWOL Holdings Inc., which develops and markets SWOL Tequila; and YHC Online Limited, a Hong Kong incorporated entity through which the Company entered into joint venture agreements in December 2025, as further described under Recent Developments below.

In May 2024, we acquired a minority stake of common shares of Cannon Estate Winery Ltd. (“Cannon”), a British Columbia corporation, an owner of Cannon Estate Winery. Pursuant to the Share Exchange Agreement between the Company and Cannon, Cannon transferred and delivered to the Company 113,085 of the Common Shares of Cannon held of record and beneficially by Cannon and in exchange the Company issued and delivered to Cannon 750,000 shares of the Company’s common stock (“common stock”). Cannon Estate Winery located at 30523 Burgess Ave. in the Mount Lehman area of Abbotsford, British Columbia. The estate boasts 20 acres under vine, with 16 varietals planted across 23 plots, including Chardonnay, Muscat, Petite Milo, Pinot Noir, and Gamay Noir. According to its management, Cannon Estate Winery has become a local gem, recently expanding to include a lounge for hosting both locals, and wine enthusiasts from across the globe. While LQR House and Cannon Estate Winery operate in different areas of the alcohol industry, the Company believes that the synergy between them promises mutual benefits that will propel both entities to new heights. LQR House works on leveraging its expertise to enhance Cannon’s online presence, extending its reach across borders to the USA and captivating the attention of U.S. alcohol enthusiasts. Cannon Estate Winery, with its established relationships with distributors and retail outlets nationwide, aims to expand LQR House’s brands and marketing clients throughout Canada.

In June 2024, we acquired a minority stake of common shares of DRNK Beverage Corp. (“DRNK”), a British Columbia corporation, operating in the non-alcoholic and ready-to-drink beverage markets. DRNK has since rebranded and operates as Chase Mocktails Ltd. (drnkchase.com), an active company in the non-alcoholic ready-to-drink beverage category, a sector that continues to experience significant growth. LQR House’s investment in DRNK marked its strategic entry into both the non-alcoholic (NA) and ready-to-drink (RTD) beverage markets, two rapidly growing sectors within the beverage industry.

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

On or about July 11, 2025, the Company, along with over two dozen parties including several officers and directors of the Company, was named as a defendant in an action before the Eighth Judicial District Court, Clark County, Nevada titled Kingbird Ventures, LLC (“Kingbird”) v. Sean Dollinger, et al. The complaint sought damages in an unspecified amount by a recent shareholder of the Company. Along with the complaint, Kingbird filed a motion for the Court to appoint a receiver over the Company and for an injunction. On September 22, 2025, the Company entered into two settlement agreements with Kingbird and other parties named therein to resolve all matters related to this litigation (collectively, the “Settlement Agreements”). The First Settlement Agreement resolved the direct claims asserted by Kingbird against the Company and other defendants and provided for dismissal of those claims with prejudice, mutual releases among the parties and customary provisions, including no admission of liability and confidentiality. The Second Settlement Agreement resolved stockholder derivative claims brought on behalf of the Company against certain current and former officers and directors and provided for dismissal of those claims, subject to court approval, together with mutual releases and customary provisions. As of the date of this Annual Report, the matter has been fully resolved and no claims remain pending. Pursuant to the Settlement Agreements, a total payment of $7.5 million was paid in September 2025 and the remaining payment of $5.5 million was paid in December 2025.

On August 6, 2025, the Board appointed Yilin Lu to serve as a President of the Company and replaced him on the Compensation Committee and Nominating and Corporate Governance Committee with Hong Chun Yeung.

In December 2025, YHC Online Limited (“YHC”), a wholly-owned subsidiary of the Company, entered into joint venture agreements with Bancroft Equity Limited, Emerald Wealth Inc., Meridian Financial Solutions Inc., and Sequoia Equity Group Inc. to cooperate in the creation and monetization of multi-channel network (“MCN”) content for digital platforms, including TikTok, with each arrangement targeting a specific geographic market. YHC holds a 20% minority ownership interest in each of the three formed joint ventures, with the majority partner in each retaining full operational control. The Company’s aggregate investment commitment across the three formed joint ventures is $19,000,000, of which $14,670,000 had been funded as of December 31, 2025. In addition, $3,824,000 had been advanced to Sequoia Equity Group Inc. toward the establishment of a planned joint venture targeting the Middle East market, the entity for which had not yet been formed as of December 31, 2025, and is recorded as an advance for investment in joint venture on the consolidated balance sheet.

Each agreement provides YHC with a put right, exercisable following the first anniversary of the respective agreement, pursuant to which YHC may require the co-venturer to repurchase YHC’s interest at a price equal to YHC’s total funded investment amount. Subsequent to December 31, 2025, in April 2026, all four agreements were terminated and all amounts previously funded, aggregating $18,494,000, were returned to YHC in full.

On September 2, 2025, we entered into a Contribution Agreement (the “Contribution Agreement”) with SWOL Holdings Inc., our wholly owned subsidiary. Among other things, the Contribution Agreement provides for the contribution by us to SWOL of all of our assets, properties and rights, whether tangible or intangible, personal or mixed, accrued, unaccrued or contingent (including goodwill), wherever located and whether now existing or hereafter acquired prior to the closing of the Contribution Agreement, related to, used or held for use in connection with the business of producing, marketing and distributing a limited-edition Anejo Tequila under the SWOL trademark (“SWOL Tequila”) in exchange for two (2) million shares of SWOL’s common stock.

On October 15, 2025, Dr. Jing Lu resigned from the Company’s Board of Directors and all associated committees. The resignation was not due to any disagreement with the Company, its management, or operations. On October 20, 2025, the Board appointed Mr. Kah Loong Randy Yeo as a new independent director. Mr. Yeo was also designated as Chair of the Nominating and Corporate Governance and Audit Committees and as a member of the Compensation Committee.

On December 17, 2025, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain investors (the “Investors”), and directors, officers and employees of the Company (the “Insiders” together with the Investors, the “Purchasers”) for the purchase and sale of an aggregate of 7,249,972 shares of the Company’s common stock (the “Shares”) in a registered direct offering (the “Offering”). The Shares were sold at a purchase price of $0.90 per share, for aggregate gross proceeds to the Company of approximately $6,524,974.80, before deducting placement agent fees and expenses and net proceeds of $6,078,701. Pursuant to a placement agency agreement (the “Placement Agency Agreement”) dated as of December 17, 2025, between the Company and A.G.P./Alliance Global Partners, the Company engaged the A.G.P. to act as the Company’s sole placement agent in connection with the Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee equal to five percent (5.0%) of the gross proceeds received by the Company from the sale of the Shares to the Purchasers. The offering closed on December 19, 2025.

On January 27, 2026, SWOL filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) in connection with a proposed initial public offering of SWOL’s equity securities. The registration statement has not yet been declared effective, and the Company cannot assure that the offering will be completed on the terms currently contemplated, or at all. The Company continues to evaluate the timing, structure and potential benefits of the proposed offering, including its impact on the Company’s operations, financial condition and ownership interest in SWOL. The Company had $203,950 in deferred offering costs related to this registration statement as of December 31, 2025.

On March 2, 2026, the Company held a special meeting of stockholders, at which stockholders approved proposals to reincorporate the Company from the State of Nevada to the State of Delaware, to increase the number of authorized shares of common stock from 350,000,000 to 1,500,000,000, to authorize the Board of Directors of the Company to effect one or more reverse stock splits of the Company’s common stock at a ratio in the range of 1-for-40 to 1-for-800 at any time prior to or on February 23, 2028, and to re-elect Hong Chun Yeung, Yilin Lu, Lijun Chen and Kah Loong Randy Yeo and to elect Hon Kit Anthony Kwong to serve until the Company’s 2027 annual meeting of stockholders and until their successors are duly elected and qualified.

On March 2, 2026, the Company filed the articles of conversion with the State of Nevada and a certificate of conversion and certificate of incorporation with the State of Delaware to effect the reincorporation as a Delaware corporation.

On April 11, 2026, the Company entered into a share purchase agreement with Fusion Five Continents Securities Limited, a New Zealand limited company (the “Target Company”), and with the Target Company’s controlling shareholder, pursuant to which the Company agreed to acquire all of the issued and outstanding shares of the Target Company in multiple closings, at a total consideration of $126,880,000. An initial payment of $28,080,000 in Tether (USDT) will be made no later than April 24, 2026 for 24% of the Target Company’s ordinary shares. The acquisition of the remaining shares is subject to required regulatory approvals, after which the Company will acquire the remaining Target Company shares in one or more subsequent closings for an aggregate purchase price of $98,800,000.

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

LQR also had a key partnership with Country Wine & Spirits, Inc. (“CWS”). Pursuant to an Exclusive Marketing Agreement (the “Marketing Agreement”) dated April 1, 2021 among CWS, Ssquared and us, Ssquared and CWS granted us the exclusive right, until April 1, 2031, to promote and market spirits, other beverage products and related products including but not limited to branded merchandise, apparel, glassware and the like through the CWS Platform for sale to customers with billing and shipping addresses within Canada, Mexico and the United States. At this time, CWS Platform does not service customers in Canada and Mexico. Prior to our acquisition of CWS Platform in November 2023, the Marketing Agreement also provided us with the sole right to manage and make decisions with regard to user-facing content on the CWS Platform, including the placement and removal of products and the creation and management of promotional initiatives. Upon acquisition of the CWS Platform, this Exclusive Marketing Agreement was effectively cancelled. LQR House is responsible for all digital marketing of products offered on the CWS Platform, including social media marketing and cooperation with their influencer network. Ssquared, KBROS, and CWS are responsible for product management on the CWS Platform and ensuring that there is always inventory available on the site and the site is always live and accessible to its customers.

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

In accordance with the Tequila Asset Purchase Agreement, the Company became an assignee to that certain Shared Responsibility and Bonding Agreement dated March 19, 2021, between Leticia Hermosillo Ravelero (“Producer”) and Dollinger Innovations Inc., (the “Shared Responsibility and Bonding Agreement”). In connection with this assignment, on July 7, 2023, the Company, Dollinger Innovations Inc. and the Producer signed a ratification of the agreement of assignment of rights of the Shared Responsibility and Bonding Agreement, which required registration with the Mexican Institute of Industrial Property. As of March 31, 2026, such registration was completed and the Company has rights to enforce its authorization for the denomination of origin and trademark rights. Pursuant to the Shared Responsibility and Bonding Agreement, the Producer produces and supplies to LQR House an alcoholic beverage “Tequila made 100% of agave” labeled “SWOL” and LQR House facilitates the distribution of this product in collaboration with Rilo. The Producer manufactures exclusively for Dollinger Innovations Inc. “Tequila Anejo” and “Tequila 100% De Agave”. The Shared Responsibility and Bonding Agreement as between the original parties, the Producer, and Dollinger Innovations Inc., became effective on August 6, 2021, which is the date of its registration with the Mexican Institute of Industrial Property. The cost and amount of each batch of tequila produced will be determined in advance of the production of each batch by agreement between Producer and the Company. The agreement prohibits distribution and marketing of the product supplied by the Producer in bulk. The Shared Responsibility and Bonding Agreement will terminate on August 6, 2026, unless terminated prior to that date by joint agreement with at least 30 days advance written notice.

On June 30, 2023, pursuant to an assignment agreement, Dollinger Innovations Inc., Dollinger Holdings LLC, and Sean Dollinger assigned their rights as distributor under the Packaging of Origin Co-Responsibility Agreement dated July 6, 2020 (the “Packaging of Origin Co-Responsibility Agreement”) to the Company. Subsequent to that on July 11, 2023, the Producer and LQR House signed a Bottled at Origin Joint Responsibility Agreement (the “Bottled at Origin Joint Responsibility Agreement”), which required registration with the Mexican institute of Industrial Property. As of March 31, 2026, such registration was completed and the Company has rights to enforce its authorization for the denomination of origin and trademark rights. Under that agreement, the Producer supplies to the Company, bottled at origin product that strictly complies with the “Official Tequila Standard” (as defined in the agreement) and allows the Company to use the word “Tequila” or “Tequila 100% Agave” on the SWOL brand. The Producer also supplies exclusively to the Company Tequila Anejo and tequila flavored in accordance with the orders submitted by the Company. In its turn, the Company agrees to use the “Tequila Denomination of Origin” and to distribute the product of the same name, supplied by the Producer exclusively in containers bearing the SWOL trademark, used to distinguish and identify the alcoholic beverage called “TEQUILA”. The agreement came into force on the date when it is registered by the Mexican Institute of Industrial Property and is entered for indefinite term. The agreement can be terminated by mutual agreement of the parties. The agreement will also automatically be terminated in case of failure by either party to comply with the “Official Tequila Standard” as that will result in the suspension or cancellation of the export certificates issued by the regulatory Council of Tequila, A.C. Both agreements require that the tequila supplied by the Producer comply with the Mexican Official Tequila Standard.

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

Country Wine & Spirits, Inc.

CWS was formed in 2003 to buy and acquire distressed brick and mortar retail locations for the sale of beer, wine, spirits and create value in retail locations throughout Southern California and grew to 10 locations by 2013. In 2013 CWS found a demand for online shipping of alcohol and started to focus more on e-commerce. Around 2019, our Chief Executive Officer, Sean Dollinger and Dollinger Innovations began assisting CWS with the development of its e-commerce operations.With their help, CWS began online alcohol sales and built the business into a sizable alcohol e-commerce company. Today CWS has 6 brick and mortar locations and specializes in logistics of shipping and helping brands reach customers. CWS’s average brick and mortar store is 3000-5000 square feet in prestigious neighborhoods and offer brands that customers have a hard time sourcing. LQR House has no ownership interest in any of CWS’s brick and mortar retail locations. To date CWS has distributed all of the alcohol ordered by customers through the CWS Platform.

KBROS, LLC

KBROS was founded in 2013 and is an asset management company that specializes in managing e-commerce platforms and real estate and sourcing of logistic companies. The President of CWS, Shawn Kattoula, is also the 100% owner of KBROS.

Our Business Model

Since our inception in January 2021, we have put our business model to the test and believe it is our path towards future success. First, we create marketing content on the CWS Platform for our brands and the brands of our marketing services clients. Second, when consumers purchase products on the CWS Platform like tequila with our SWOL brand, a subscription to Vault, or the products of our marketing service clients, CWS will perform the distribution services related to the sale of those products. Simultaneously, Ssquared will manage the backend e-commerce operations related to the CWS Platform. Our company is the only authorized advertiser on the CWS Platform and derive significant revenue from all sales made to our marketing partners via the CWS Platform and subscriptions offered through the CWS Platform. Moreover, we derive significant revenue from the sale of alcohol that bears our SWOL trademark. The objective of these activities is to generate recurring monthly revenue through subscriptions and product placements.

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

Our Historical Performance

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern. During the years ended December 31, 2025 and 2024, we had net losses of $25,522,618 and $22,754,178, respectively.

During the year ended December 31, 2025, the Company raised significant capital through multiple transactions: (i) net proceeds of $43,199,134 from the sale of common stock pursuant to its at-the-market (“ATM”) offering program; (ii) net proceeds of $6,078,701 from the sale of common stock pursuant to registered direct offerings; and (iii) proceeds of $4,051,415 from the exercise of warrants. However, the Company expects that its cash and cash equivalents of $5,975,408 as of December 31, 2025 may not be sufficient to fund its operating expenses and potential acquisition and investment plans for at least one year. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, or to obtain additional capital financing to support current negative cash flow trends. No assurance can be given that the Company will be successful in these efforts.

For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Going Concern”.

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

The alcoholic beverages market is expected to grow by around 37% by 2028 to over 2.1 trillion U.S. dollars in value from 2022’s value of 1.53 trillion dollars. The United States represents one of the largest global markets for all alcoholic beverage category sales (Statista, Alcoholic Drinks - Market Size, November 2024). This demonstrates a considerable amount of consumption and a large and stable market that is continuing to evolve. Spirits and wine accounted for approximately 50.6% of total consumption as of January 2023 (Statista, Alcoholic Drinks - Revenue - United States, January 2023).

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

If recent trends continue, the year ahead should continue to see “ready-to-drink” alcoholic beverages (“RTDs”) grow faster than any other segment of the spirits category. It has outpaced all other segments by wide growth rates for several years running. One of the key trends to watch in 2025 is a continued shift to more premium spirits-based RTDs. According to the Distilled Spirits Council of the U.S. (DISCUS), canned cocktails have grown faster than any other spirit segment - 35.8% by revenue from 2021-2022. Spirits have a lot of room to grow in RTDs, as they only comprise 13% of the market, compared to 86% malt-based and only a sliver, 1%, wine-based. The second fastest-growing spirits category has been agave, mainly tequila and mezcal, which grew by 17.2% from 2021-2022. In 2025, the vast number of tequila fans are expected to continue to branch out into other agave-based or related beverages like sotol and raicilla (Crafted, What’s Shaping Bev-Alc in 2025? Key Trends to Watch, February 2025).

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

According to Richard Halstead, Chief Operating Officer Consumer Insights and Custom Analytics of IWSR, “the shift from formal, high-profile drinking occasions to more casual and spontaneous settings is transforming the beverage alcohol landscape - especially for categories such as rosé wine, Prosecco, bitters and spirit aperitifs. Changing social norms, economic constraints and a preference for relaxed, versatile beverages are driving this shift.” In the US, Prosecco and RTDs are proving popular at brunches, barbecues and informal gatherings, replacing more expensive options such as Champagne.

●	Channel shifts impacting purchasing decisions.

Digital platforms are now playing a pivotal role in driving offline sales, with more consumers turning to online research to guide their in-store purchases. According to IWSR research, 63% of online alcohol buyers conduct extensive research before making a purchase - a trend increasingly echoed by offline shoppers.

●	Ready-to-Drink Beverages.

RTDs are one of the fastest growing segments in the industry-and, that trend is likely to continue. Increasingly, higher end RTD cocktails are entering the market, giving people the opportunity to try high quality products without going to a bar or studying mixology.

●	Agave-Based Spirits.

In recent years, Americans’ appetite for these Mexican spirits has proven to be nearly insatiable. In 2023 tequila overtook whiskey to become the second-most consumed spirit by value in the U.S.-and in 2024, tequila outsold vodka in the U.S. bars. One industry review found that 54% of bars said tequila outperformed all other liquors last year, and 64% of bars are planning to offer more tequila (and other agave spirits) compared to other liquors in the year to come.

●	Premiumization.

In recent years the alcohol industry has seen a trend toward premiumization-the consumer habit of spending more on fewer purchases of higher quality products. This concept goes hand in hand with the trend of consumers drinking less; if people are drinking less, and on fewer occasions, they may be willing to spend more when they do decide to imbibe. Young people seem more inclined to premium habits than older groups. According to a report from Curren Goodden Associates (CGA), 54% of 18-34-year-olds are likely to choose a premium drink versus 35% of those over 55. Similarly, a survey conducted by Bacardi in 2023 found that 41% of U.S. consumers between the ages of 21 and 44 planned to “seek more premium spirits” in 2024.

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

Central to the business model, we offer access to an exclusive network of industry influencers or brand ambassadors. Engaging with us provides clients with the opportunity to select a tailored list of influencers to promote their brand to an ideal target market. LQR House currently has relationships with over 240 influencers, which is a significant differentiator and underscores the uniqueness of our company as a marketing platform. Influencers are provided with a commission based on the number of products they sell and drive traffic to the CWS Platform. The more an influencer generates in sales for a brand, the more the influencer makes in commissions. This directly aligns the objectives of the brand, influencer and LQR House. Key elements of a typical influencer program may include:

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

●

Extensive influencer network. We believe that our team has created one of the most extensive influencer relationship lists within the alcohol industry for small batch and exclusive brands. We have around 240 influencer relationships that differentiate us from many other online marketing channels available to brands.

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

Brands

We intend to continue expanding and developing our existing brands, like those associated with our SWOL trademark, in two ways. First, we plan to purchase larger amounts of SWOL products, which will allow us to sell to more customers and increase our brand recognition at a quicker rate. Second, we plan on increasing the marketing presence for SWOL. Moreover, we will continue developing new flavors, like SWOL Cristalino and SWOL Peach, that align us with current market trends and evolving consumer preferences.

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

Human Capital

As of April 15, 2026, we have 4 employees, and 3 independent contractors. Our independent contractors include third-party service providers who staff our organization and supplement our teams as needed. None of our personnel are represented by labor unions, and we believe that we have an excellent relationship with everyone who works with us. We operate the Company under remote-first principles.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this Annual Report on Form 10-K, before purchasing our common stock. We have listed below (not necessarily in order of importance or probability of occurrence) what we believe to be the most significant risk factors applicable to us, but they do not constitute all of the risks that may be applicable to us. Any of the following factors could harm our business, financial condition, results of operations or prospects, and could result in a partial or complete loss of your investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Please refer to the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

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

Our Chief Executive Officer is, and may in the future become, affiliated with entities engaged in business activities similar to those that could be conducted by us and, accordingly, may in the future have conflicts of interest in allocating his time and determining to which entity a particular business opportunity should be presented.

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

Our business, revenue, and operations are highly dependent on our relationship with CWS, and any disruption in that relationship could materially adversely affect our business.

For the years ended December 31, 2025 and 2024, all of our revenue was derived from or directly related to our contractual relationship with CWS. Although we acquired the CWS Platform from Ssquared on November 1, 2023, and no longer rely on the Marketing Agreement for revenue, CWS continues to be our sole distribution channel for alcoholic beverage products. Our reliance on CWS creates significant concentration risk. If CWS is unwilling or unable to continue to distribute products sold through the CWS Platform, whether due to business, regulatory, financial, or operational reasons, our ability to generate revenue would be materially and adversely affected. In addition, KBROS, which is responsible for fulfillment and logistics for the CWS Platform, is affiliated with CWS through common ownership. As a result, potential conflicts of interest may arise. KBROS may decline to pursue opportunities, including alternative distribution arrangements or operational changes, that could benefit us but may not be in the best interests of CWS. We do not currently have alternative distribution arrangements in place. If our relationship with CWS were terminated or disrupted, or if KBROS were unable or unwilling to support a transition to a new distributor, we may not be able to secure a replacement distributor on acceptable terms, or at all, in a timely manner. Any such disruption could result in delays in product delivery, loss of customers, and a material adverse effect on our business, financial condition, and results of operations.

We have a limited operating track record for certain aspects of our business, which may make it difficult to evaluate our growth prospects

While we have generated revenue in recent periods, certain aspects of our business, including our SWOL Tequila brand and newer strategic initiatives, have a limited operating track record. As a result, our ability to successfully execute our business strategy, scale operations, and achieve sustained profitability is subject to significant uncertainty. Our future performance will depend on a number of factors, including our ability to expand distribution, maintain key commercial relationships, manage costs, and respond to competitive and regulatory developments. There can be no assurance that we will be successful in achieving these objectives. Any failure to effectively execute our business strategy could materially adversely affect our business, financial condition and results of operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, and we will require additional capital to sustain our operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in its report on our consolidated financial statements. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant net losses and negative cash flows from operations. For the year ended December 31, 2025, we incurred net losses of $25,522,618, and as of December 31, 2025, we had an accumulated deficit of $67,829,421. We used $33,817,140 of cash in operating activities during the year ended December 31, 2025. We expect to continue to incur operating losses for the foreseeable future. Our ability to continue as a going concern depends on our ability to generate sufficient revenue and cash flows from operations and to raise additional capital. We have historically relied on equity financings, including proceeds from warrant exercises, at-the-market offerings, and registered direct offerings, to fund our operations. In March 2026, we entered into a sales agreement pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50,273,610 in at-the-market transactions. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. Any failure to obtain adequate financing when needed could require us to significantly reduce or discontinue operations, delay or abandon business initiatives, or otherwise materially adversely affect our business, financial condition, and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the years ended December 31, 2025 and 2024, we had net losses of $25,522,618 and $22,754,178, respectively. It is anticipated that the Company may continue to sustain operating losses. Its ability to become and/or remain profitable depends in material part on success in growing and expanding the Company’s products and services. There can be no assurance that this will occur. Unanticipated problems and expenses often encountered in offering new and unique products or services may impact whether the Company is successful. Furthermore, the Company may encounter substantial delays and unexpected expenses related to development, technological changes, marketing, insurance, legal or regulatory requirements and changes to such requirements or other unforeseen difficulties. There can be no assurance that the Company will remain profitable. If the Company sustains losses over a period of time, it may be unable to continue in business.

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

Our pursuit of opportunistic investments outside our core business has resulted in significant capital outlays, and similar future investments may result in losses.

We have pursued opportunistic investments outside of our core alcohol e-commerce and tequila business, including investments in digital content monetization and related activities. These investments have required significant capital outlays and may not generate returns. We may continue to evaluate similar investment opportunities in the future.

For example, during the fiscal year ended December 31, 2025, we invested an aggregate of approximately $18.5 million in joint venture arrangements and paid approximately $3.3 million under certain distribution and marketing service arrangements. Although these arrangements were subsequently terminated and the invested amounts were returned, there can be no assurance that future investments will be similarly recoverable.

Investments outside our core business involve significant risks, including limited operational experience, reliance on third-party partners, unproven business models, and exposure to rapidly evolving market conditions. The deployment of capital in such investments may reduce our available liquidity, create opportunity costs, and divert management attention from our core operations. Future investments of a similar nature could result in permanent impairment of capital, losses, or other adverse financial consequences, which could materially adversely affect our business, financial condition and results of operations.

We are pursuing a significant acquisition in a new line of business, which may expose us to substantial risks and uncertainties.

We have entered into a Share Purchase Agreement to acquire up to 100% of Fusion Five Continents Securities Limited, a securities brokerage firm based in New Zealand, in a multi-step transaction that is subject to regulatory approvals and other closing conditions. There can be no assurance that we will complete the acquisition of the remaining interest or that the anticipated benefits of the transaction will be realized. This transaction represents an expansion into a new line of business that differs from our core alcohol e-commerce and tequila operations. As a result, we may face risks associated with limited experience in the securities brokerage industry, increased regulatory oversight, operational complexity, and integration challenges. In addition, the acquisition involves cross-border operations, which may expose us to additional legal, regulatory, and compliance risks. The initial purchase price is payable in digital assets (Tether, or USDT), which introduces additional risks, including volatility, regulatory uncertainty, and operational risks associated with the use of digital assets in transactions. If we are unable to successfully complete or integrate this acquisition, or if the acquired business does not perform as expected, our financial condition, results of operations, and business prospects could be materially adversely affected.

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

Our business may be adversely affected by political, trade, and regulatory developments, including changes in tariffs and international trade policies.

Our business is subject to risks arising from political, trade, and regulatory developments in the jurisdictions in which we operate, including the United States, Mexico, and Canada. Changes in U.S. federal policies, international trade agreements, tariffs, import or export restrictions, or other geopolitical developments may be difficult to predict and could adversely affect our business, financial condition, and results of operations. For example, in 2025, the United States imposed tariffs of up to 25% on certain imports from Canada and Mexico and approximately 20% on certain imports from China. In response, other countries, including China, implemented or proposed retaliatory tariffs of up to approximately 15% on certain U.S. exports. These measures were subject to subsequent modifications, exemptions, and policy changes. These developments illustrate the potential for rapidly changing trade policies and increasing geopolitical tensions, which may result in higher costs, supply chain disruptions, or reduced cross-border trade. We import our SWOL Tequila from Mexico and sell products in Canada. As a result, our business may be particularly sensitive to changes in trade policies affecting these jurisdictions. Any imposition of new tariffs, changes to existing trade agreements (including the United States-Mexico-Canada Agreement), or other trade restrictions could increase our costs, limit our ability to source or distribute products, or otherwise negatively impact our operations. In addition, broader geopolitical tensions and regulatory changes may reduce trade volume, investment, and economic activity between countries. The ultimate impact of these developments is uncertain and will depend on factors beyond our control, including the scope and duration of any trade measures and the responses of affected countries. We may not be able to fully mitigate the impact of such developments, including by passing increased costs on to customers, which could materially adversely affect our business, financial condition, and results of operations.

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

Our proposed initial public offering of SWOL may not be completed and, if completed, would reduce our ownership interest and may result in a loss of control over SWOL.

In January 2026, we filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering of our subsidiary, SWOL. The registration statement has not yet been declared effective, and there can be no assurance that the offering will be completed on the terms currently contemplated, or at all. If the offering is not completed, we may not realize the anticipated benefits of the transaction, including access to additional capital to support SWOL’s growth. If the offering is completed, we expect to own approximately 41.40% of the outstanding equity of SWOL, which would significantly reduce our ownership interest and could result in a loss of control over SWOL. As a result, we may no longer be able to direct SWOL’s operations, strategy, or key decisions, and our interests may differ from those of other stockholders of SWOL. In addition, SWOL may operate independently and may enter into transactions or pursue strategies that are not aligned with our business objectives. Following the offering, our financial results may be impacted by changes in the accounting treatment of SWOL, including whether we continue to consolidate SWOL or account for our investment under the equity method. Any such changes could materially affect our reported revenues, expenses, and financial position. In addition, the offering could result in increased costs, including legal, accounting, and compliance expenses, and may require significant management attention. The proposed offering also exposes us to risks associated with market conditions and investor demand, which are outside of our control. Adverse market conditions or other factors could delay or prevent completion of the offering.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank Corp., or Signature, and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower under or party to any material letter of credit or any other such instruments with SVB, Signature or any other financial institution currently in receivership, if we enter into any such instruments and any of our lenders or counterparties to such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our partners, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with these financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of these financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008 - 2010 financial crisis.

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

Our share price is highly volatile. Over the past 52 weeks ended April 9, 2026, the closing price of our common stock has ranged from approximately $10.73 per share to $0.65 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the public offering price and you may lose some or all of your investment.

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

Although we are organized under the laws of the State of Delaware and investors are able to effect service of process in the United States upon us, some of the members of our Board of Directors and some members of our senior management reside outside of the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may not be possible to serve process on these directors and certain members of our senior management in the United States or to enforce court judgments obtained in the United States against these individuals based on the civil liability provisions of the U.S. federal or state securities laws. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable outside the United States.

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

As of the date of this Annual Report on Form 10-K, we have not experienced any significant cybersecurity attacks and, to date, the risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition, and we are not currently aware of any cybersecurity threats that are reasonably likely to have such a material effect. For more information regarding the risks the Company faces from cybersecurity threats, see “Item 1A. Risk Factors--Risks Related to Our Business and Operations--We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.”

ITEM 2. PROPERTIES

We do not own any real property. We do not lease any real property or physical office space. We maintain a mailing address at 6538 Collins Ave. Suite 344, Miami Beach, Florida 33141, which serves as the mailing address for both LQR House Inc. and its wholly-owned subsidiary SWOL Holdings Inc.

We also maintain a mailing address in North Carolina at 5306 Six Forks Rd Ste 107 PMB1290 Raleigh, NC 27609, which is used for correspondence and administrative purposes.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their respective properties are subject.

The Company was previously involved in a civil action filed by Kingbird Ventures, LLC in the Eighth Judicial District Court, Clark County, Nevada (the “Kingbird Action”), in which the Company, together with certain current and former officers and directors, was named as a defendant. The complaint asserted claims including, among other things, breach of fiduciary duty and related allegations arising from certain corporate governance matters. On September 22, 2025, the Company and the other defendants entered into settlement agreements with Kingbird Ventures, LLC and related parties to resolve all claims asserted in the Kingbird Action. The settlement provides for mutual releases of claims among the parties and required aggregate cash payments of approximately $13 million by the Nevada defendants. An initial payment of $7.5 million was paid in September 2025, and the remaining balance of approximately $5.5 million was paid in December 2025, satisfying all payment obligations under the settlement. The settlement agreements expressly provide that the defendants did not admit any liability, wrongdoing, or fault. As a result of the settlement, the Kingbird Action has been fully resolved, and no claims arising from that matter remain pending against the Company or any of its current or former officers or directors.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is trading on the Nasdaq Capital Market under the symbol “YHC.”

Holders

As of April 15, 2026, we had approximately 31 individual shareholders of record of our common stock. We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because a number of shares of our common stock are held through brokerage firms in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

In February 2021 our Board of Directors and our stockholders approved our 2021 Equity Incentive Plan (the “2021 Plan”) as amended by Amendment No. 1 which was approved by our Board of Directors and stockholders on March 10, 2023, and by Amendment No.2 (“Second Plan Amendment”) which was approved by our Board and stockholders. The 2021 Plan governs equity awards to our employees, directors, officers, consultants and other eligible participants. In accordance with the Second Plan Amendment, which was approved by the stockholders of the Company on December 19, 2024 the total number of shares that may be subject to awards under the 2021 Plan was increased by additional 83,679 shares. In addition, the 2021 Plan allows for an automatic increase of number of shares subject to the 2021 Plan at the beginning of each fiscal year beginning with the 2025 fiscal year, in an amount equal to the least of (a) 14,286 shares, (b) a number of shares equal to four percent (4%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, and (c) such number of shares determined by the administrator of 2021 Plan no later than the last day of the immediately preceding fiscal year. As of March 31, 2026, the maximum number of shares of our common stock that may be subject to awards under the 2021 Plan is 100,000, after giving effect to the 1-for-35 reverse stock split effective in April 2025,

The types of awards permitted under the 2021 Plan include nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. Each option shall be exercisable at such times and subject to such terms and conditions as the Board of Directors of the Company may specify.

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

The table below sets forth information as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights	Weighted- average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

Equity compensation plans approved by security holders	-	$-	97,113
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	97,113

Recent Sales of Unregistered Securities

On January 2, 2025, the Company issued 3,334 shares of common stock to Avraham Ben-Tzvi in recognition of his services as a director in pursuance of separation. The shares were valued at $51.80 per share based on grant-date fair value of $172,678.

On January 21, 2025, the Company issued an aggregate of 210,463 shares of common stock upon the exercise of outstanding warrants at an exercise price of $19.25 per share, aggregate proceeds of $4,051,415.

On April 2, 2025, the Company issued 2,857 shares of common stock to David Lazar pursuant to a separation agreement, with a fair value of $111,000.

On June 30, 2025, the Company issued 33,000 shares of common stock to Integris Ventures LLC for advisory services rendered, with a grant date fair value of $47,520.

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

Purchases of Equity Securities by Issuer and Its Affiliates

In August 2023, the Company’s Board of Directors approved a share buyback program under which the Company can repurchase up to 20% of its common stock in open market and privately negotiated purchases, in compliance with Rule 10b-18 under the Exchange Act. The Company engaged and entered into an agreement with Dominari Securities LLC (“Dominari”) on August 28, 2023, to effect the share buyback program. The share buyback program commenced on, or about, September 8, 2023. Dominari shall determine, in its sole discretion, the timing, amount, prices and manner of purchase of securities during such period. The share buyback program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time. During the year ended December 31, 2023, 24,716 shares of the Company were purchased at a cost average of $60 per share in accordance with Rule 10b-18. During the year ended December 31, 2024, 5,447 shares of the Company were purchased at a cost average of $101.5 per share in accordance with Rule 10b-18.

Period (In millions, except share and per share data)	Total number of shares purchased (1)	Average price paid per share (2)

September 8 - December 19, 2023	24,716	$60
January 4 - January 5, 2024	5,447	101.5
Total	30,163	$67.08

(1)	On August 25, 2023 the Company announced that the Board authorized an up to 20% share buyback program, which does not have an expiration date. From the inception of the share buyback program on September 8, 2023, through December 19, 2023, the Company has purchased a total of 24,716 shares of the Company’s common stock at an average price of $60 per share for a total purchase price of $1,440,852. In January 2024, the Company purchased a total of 5,447 shares of the Company’s common stock at an average price of $101.5 per share.

(2)	Average price paid per share excludes costs associated with the repurchases.

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

Business Overview

Our company, LQR House Inc., intends to become the full-service digital marketing and brand development face of the alcoholic beverage space. We also intend to integrate the supply, sales, and marketing facets of the alcoholic beverage space into one easy to use platform and become the one-stop-shop for everything related to alcohol. To date, our primary business includes the development of premium limited batch spirit brands and marketing internal and external brands through our ownership of the CWS Platform. Through our wholly-owned subsidiary SWOL Holdings Inc., we develop and market SWOL Tequila, a proprietary limited-edition tequila brand. We believe that the marketing and brand management services we provide to our wholly owned and third-party clients will increase brand recognition thereof, and drive sales thereof through our e-commerce platform partner.

In May 2024, we acquired a minority stake of common shares of Cannon Estate Winery Ltd., a British Columbia corporation, an owner of Cannon Estate Winery, pursuant to a Share Exchange Agreement under which the Company issued 21,429 shares of common stock (750,000 shares of its common stock on pre-reverse split basis) with a fair value of $817,500 in exchange for 113,085 common shares of Cannon. During the year ended December 31, 2025, the Company determined the investment was fully impaired and recorded an impairment charge of $817,500. The carrying value of this investment was nil as of December 31, 2025.

In June 2024, we acquired a minority stake of common shares of DRNK Beverage Corp., a British Columbia corporation (which became Chase Mocktails Ltd.), operating in the non-alcoholic and ready-to-drink beverage markets. During the year ended December 31, 2024, the Company recorded an impairment charge of $4,500,000 based on its evaluation of the investee. During the year ended December 31, 2025, the Company recorded an additional impairment charge of $300,000, fully writing down the remaining carrying value. The carrying value of this investment was nil as of December 31, 2025.

In December 2025, YHC Online Limited (“YHC”), a wholly-owned subsidiary of the Company, entered into four separate joint venture agreements with Bancroft Equity, Emerald Wealth Inc., Meridian Financial, and Sequoia Equity (collectively, the “Joint Ventures”). Each Joint Venture is engaged in the creation and monetization of multi-channel network (“MCN”) content for digital platforms, including TikTok, with each entity targeting a specific geographic market. YHC holds a 20% minority ownership interest in each Joint Venture, with the majority partner in each retaining full operational control. The following table summarizes the key terms of each agreement as of December 31, 2025:

Co-Venturer	Jurisdiction	Target Market	JV Entity	Total Commitment	Funded
Bancroft Equity Limited	Hong Kong	UK & Europe	Crofty Network Limited	5,000,000	3,590,000
Emerald Wealth Inc.	South Dakota	Greater China	EMYHC MCN Holdings Limited	6,000,000	4,380,000
Meridian Financial Solutions Inc.	Wyoming	Southeast Asia	Fastone Singapore Pte. Ltd.	8,000,000	6,700,000
Sequoia Equity Group Inc.	South Dakota	Middle East	Not yet formed(1)	5,000,000	3,824,000
Total				24,000,000	18,494,000

(1)	As of December 31, 2025, the joint venture entity for the Middle East arrangement had not yet been formed. Amounts of $3,824,000 advanced to Sequoia Equity Group Inc. are presented as advance for investment in joint venture on the consolidated balance sheet.

Each agreement provides YHC with a put right, exercisable after the first anniversary of the respective agreement, to require the co-venturer to repurchase YHC’s interest at YHC’s total funded investment amount. As the agreements were executed in late 2025 and operations had not yet commenced as of December 31, 2025, no revenue was generated by any Joint Venture during the year ended December 31, 2025.

None of the co-venturers is a related party to the Company. In March 2026, all four agreements were terminated and all amounts previously funded, aggregating $18,494,000, were returned to YHC in full.

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

The following products and services constitute the core elements of our business model and allow us to serve various types of customers in the alcohol industry, including individual consumers, wholesalers, and third-party alcohol brands:

●	SWOL Tequila is a limited-edition blend of tequila made in exclusive batches of up to 10,000 bottles which was originally owned by Dollinger Innovations and transferred over to us pursuant to the Tequila Asset Purchase Agreement. Pursuant to the Tequila Asset Purchase Agreement, we purchased all of the right, title and interest in the trademarks SWOL and all associated trade dress and intellectual property rights and all labels, logos and other branding bearing the SWOL marks or any mark substantially similar to the same. Tequila bearing the “SWOL” trademark is produced by Casa Cava de Oro S.A., an authentic tequila distillery in Jalisco, Mexico, imported into the United States through Rilo Import & Export (“Rilo”) by Country Wine & Spirits LLC (“CWS”) and sold to retail customers in the United States via the CWS Platform and in CWS’s physical locations.

●	Vault is the exclusive membership program for the CWS Platform, which is offered and managed by the Company. We receive the subscriptions fees generated by this program. Through the CWS Platform, users can sign up for this exclusive membership where they will have access to all products available through CWS combined with special membership benefits.

●	Soleil Vino will be a wine subscription service marketed on the CWS Platform that will offer a selection of vintage and limited production wines. Through the CWS Platform, users will be able to sign up for this exclusive membership where they will have access to curated selections of wine from around the world. With Soleil Vino, we intend to create a premium wine subscription service on the market with high qualities and diverse selections of wine offerings. Pursuant to an asset purchase agreement, dated May 31, 2021, between us and Dollinger Holdings LLC, we purchased all of the right, title and interest in all trademarks regardless of registration status for Soleil Vino and all associated trade dress and intellectual property rights, all labels, logos and other branding bearing the Soleil Vino marks or any mark substantially similar to the same, and all website and all related digital and social media content including but not limited to influencer networks, http://www.soleilvino.com, and all related content, and all related sales channels was transferred.

●	LQR House Marketing is a marketing service in which we utilize our marketing expertise to help our wholly owned brands and third-party clients market their products to consumers. For example, by engaging us for our marketing services, our clients gain the ability to advertise and sell their brand on the CWS Platform.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive pricing;

●	our ability to broaden product or service offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and maintain a network of influencers with a relevant audience;

●	our ability to attract and retain talented employees and contractors; and

●	market conditions and our market position.

●	ability to make profitable investments in complimentary business.

Our Growth Strategies

The key elements of our strategy to expand our business include the following:

●	Collaborative Marketing. We intend to develop leading brands for up-and-coming companies and start-ups and align with celebrities and influencers with significant followings to enhance their online marketing presence.

●	Expand Our Brand. We intend to continue expanding and developing our existing SWOL brand by purchasing and selling larger amounts of SWOL products to accelerate brand recognition and increasing our marketing presence.

●	Opportunistic Acquisitions. We intend to pursue opportunistic acquisitions with existing alcohol brands and companies that have distribution licenses and physical storage locations and acquire technology that complements our business.

Results of Operations

Comparison of Year Ended December 31, 2025 and Year Ended December 31, 2024

	Year Ended December 31,
	2025	2024	Var. $	Var. %

Revenue - services	$112,640	$117,965	$(5,325)	-5%
Revenue - product	1,452,183	2,383,695	(931,512)	-39%
Total revenues	1,564,823	2,501,660	(936,837)	-37%

Cost of revenue - services	47,129	178,851	(131,722)	-74%
Cost of revenue - product	1,348,395	2,635,984	(1,287,589)	-49%
Total cost of revenue	1,395,524	2,814,835	(1,419,311)	-50%
Gross profit (loss)	169,299	(313,175)	482,474	-154%

Operating expenses:
General and administrative	10,954,346	14,556,220	(3,601,874)	-25%
Sales and marketing	643,608	3,617,924	(2,974,316)	-82%
Total operating expenses	11,597,954	18,174,144	(6,576,190)	-36%

Loss from operations	(11,428,655)	(18,487,319)	7,058,664	-38%

Other income (expense):
Impairment of investment	(1,127,500)	(4,500,000)	3,372,500	-75%
Legal settlement expense	(13,000,000)	-	(13,000,000)	100%
Gain on sale of marketable securities	-	5,674	(5,674)	-100%
Other income	33,537	227,467	(193,930)	-85%
Total other expenses, net	(14,093,963)	(4,266,859)	(9,827,104)	230%

Income tax expense	-	-	-
Net loss	$(25,522,618)	$(22,754,178)	$(2,768,440)	12%

Revenues

Total revenues for the year ended December 31, 2025 were $1,564,823, a decrease of $936,837, or approximately 37%, compared to $2,501,660 for the year ended December 31, 2024. The decrease was primarily driven by a significant decline in product revenues, which fell from $2,383,695 in 2024 to $1,452,183 in 2025, a decrease of $931,512, or approximately 39%. The decline in product revenues reflects a strategic decision by management to reduce customer acquisition spending and marketing expenditures through the CWS Platform in order to minimize losses and focus on profitability with the existing customer base, rather than pursuing top-line growth at the expense of continued operating losses. As a result of reduced marketing spend, new customer acquisition and order volume through the CWS Platform declined during the year. Service revenues decreased by $5,325, or approximately 5%, from $117,965 in 2024 to $112,640 in 2025. The decrease was primarily attributable to a reduction in marketing service engagements and lower Vault membership subscription revenue during the period as the Company realigned its service offerings.

Cost of Revenue and Gross Profit

Total cost of revenue for the year ended December 31, 2025 was $1,395,524, a decrease of $1,419,311, or approximately 50%, compared to $2,814,835 for the year ended December 31, 2024. Cost of revenue for services decreased from $178,851 in 2024 to $47,129 in 2025, reflecting the reduction in marketing service engagements during the year. Cost of revenue for product decreased from $2,635,984 in 2024 to $1,348,395 in 2025, primarily driven by the significant decline in CWS Platform product sales volume.

The elevated cost of revenue in 2024 was primarily attributable to higher CWS Platform product sales volume, which resulted in correspondingly higher product fulfillment and procurement costs, as well as higher service delivery costs associated with a greater number of active marketing service engagements during that year. These factors combined to produce a gross loss of $(313,175) in 2024, as total cost of revenue exceeded total revenues.

As a result of the proportionate decrease in product fulfillment costs relative to revenues driven by lower sales volume in 2025, the Company achieved a gross profit of $169,299 for the year ended December 31, 2025, compared to a gross loss of $(313,175) for the year ended December 31, 2024, an improvement of $482,474.

Operating Expenses

Total operating expenses for the year ended December 31, 2025 were $11,597,954, a decrease of $6,576,190, or approximately 36%, compared to $18,174,144 for the year ended December 31, 2024.

General and administrative expenses decreased from $14,556,220 in 2024 to $10,954,346 in 2025, a decrease of $3,601,874, or approximately 25%. The primary driver of this decrease was the non-recurrence of approximately $8,021,000 in retention, bonus, and settlement agreements recorded in 2024, most of which were paid to insiders and related parties of the Company, with no comparable amounts incurred during 2025. This decrease was partially offset by Legal and professional fees, including consulting and accounting fees, increased by $4,018,951, from $2,508,728 in 2024 to $6,527,679 in 2025. This increase was driven primarily by a significant increase in legal fees from $815,482 in 2024 to $4,622,571 in 2025, an increase of $3,807,089, attributable to legal costs associated with the Company’s litigation and corporate development activities. Consulting fees remained relatively consistent at $1,470,066 in 2025 compared to $1,446,790 in 2024, while accounting fees increased modestly from $246,456 to $435,042.

Sales and marketing expenses decreased from $3,617,924 in 2024 to $643,608 in 2025, a decrease of $2,974,316, or approximately 82%. The decrease was primarily attributable to a non-recurring write-off of approximately $2,150,000 recorded in 2024 in connection with the termination of the Company’s website development agreement with X-Media, with no comparable charge incurred during 2025. The remainder of the decrease of approximately $824,000 reflects a reduction in advertising, promotional, and marketing campaign expenditures as the Company transitioned its marketing investment strategy toward the distribution and marketing arrangements entered into during 2025, as described in Note 8.

Loss from Operations

Loss from operations for the year ended December 31, 2025 was $(11,428,655), compared to $(18,487,319) for the year ended December 31, 2024, an improvement of $7,058,664, or approximately 38%. The improvement reflects the combined effect of higher gross profit and lower operating expenses during the year.

Other Income (Expense)

Total other expense for the year ended December 31, 2025 was $(14,093,963), compared to $(4,266,859) for the year ended December 31, 2024, an increase in net expense of $9,827,104. The increase was primarily attributable to a legal settlement expense of $13,000,000 recognized during the year ended December 31, 2025, with no comparable charge in 2024. This was partially offset by a lower impairment charge on investments of $1,127,500 in 2025, compared to $4,500,000 in 2024. Other income decreased from $227,467 in 2024 to $33,537 in 2025. The 2024 other income consisted primarily of dividend income and gains on the sale of marketable securities.

Net Loss

Net loss for the year ended December 31, 2025 was $(25,522,618), compared to $(22,754,178) for the year ended December 31, 2024, an increase in net loss of $2,768,440, or approximately 12%. The increased net loss was primarily driven by the $13,000,000 legal settlement expense recorded in 2025, partially offset by improvements in gross profit and reductions in operating expenses.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $5,975,408 compared to $5,386,789 as of December 31, 2024. As of December 31, 2025, we had a working capital surplus of $14,135,897 and total stockholders’ equity of $29,332,638, compared to a working capital deficit of $(1,645,461) and total stockholders’ equity deficit of $(517,961) as of December 31, 2024. The improvement in our balance sheet reflects significant equity financing activities completed during 2025.

The following table presents selected captions from our consolidated statement of cash flows for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Net cash used in operating activities	$(33,817,140)	$(6,618,417)
Net cash (used in) provided by investing activities	$(18,834,541)	$675,674
Net cash provided by financing activities	$53,240,300	$4,265,184
Net change in cash and cash equivalents	$588,619	$(1,677,559)

Net Cash Used in Operating Activities

During the year ended December 31, 2025, we used net cash of $(33,817,140) in operating activities, compared to $(6,618,417) used in operating activities during the year ended December 31, 2024, an increase of cash used by $27,198,723.

The primary driver of cash used in operating activities was the net loss of $25,522,618, which included the $13,000,000 Kingbird legal settlement paid in cash during 2025. Non-cash items partially offsetting the net loss included share based compensation of $1,932,967, impairment of investments of $1,127,500, depreciation of $28,378, bad debts of $64,530, and provision for expected credit losses of $67,948.

The most significant working capital movements were as follows:

Accounts receivable — related party increased by $150,721, reflecting higher amounts owed by Country Wine & Spirits in connection with CWS Platform product revenues, against which a provision for expected credit losses of $67,948 was recorded. The outstanding balance was subsequently offset against payables due to KBROS LLC in early 2026.

Advance payment to distributor increased by $3,279,000, reflecting amounts paid to two Hong Kong distributors — $529,000 and $2,750,000 in 2025 — for market access and distribution rights in the Asian market, recorded as advance payment to distributor. Subsequent to December 31, 2025, both arrangements were terminated and the full $3,279,000 was returned to the Company in April 2026.

Due to/from related party decreased by $2,357,737, reflecting net advances made to the Company's CEO ($50,000) and President ($2,314,450) during 2025, partially offset by amounts due to a related party credit card of $6,713. The amounts due from related parties were received back in April 2026.

Accounts payable decreased by $454,124, reflecting settlement of outstanding vendor payables during the year.

Accrued and other payables — related party decreased by $5,210,025, representing cash payments made during 2025 to settle retention, bonus, and settlement obligations that had been accrued in 2024 in connection with agreements entered into with executives, directors, and related parties. These were non-recurring cash outflows with no comparable amounts expected in future periods.

During the year ended December 31, 2024, we used net cash of $(6,618,417) in operating activities.

The primary driver was the net loss of $22,754,178. Non-cash items added back to reconcile net loss to cash used in operating activities included impairment of investments of $4,500,000 relating to the write-down of the DRNK Beverage Corp. investment, share based compensation of $2,533,256, write-off of advances to related party of $177,340, and gain on sale of marketable securities of $(5,674).

The most significant working capital movements during 2024 were as follows:

Accounts receivable — related party decreased by $22,983, reflecting collections on amounts owed by Country Wine & Spirits in connection with CWS Platform product revenues.

Prepaid expenses decreased by $1,949,226, as prepaid balances established in prior periods — primarily prepaid marketing and service costs — were amortized into expense during 2024.

Accrued and other payables — related party increased by $5,971,000, representing the accrual during the fourth quarter of 2024 of retention, bonus, and settlement obligations entered into with executives, directors, and related parties of the Company. These obligations were designed to retain key personnel and ensure continuity of leadership and governance. The cash settlement of substantially all of these obligations was deferred to 2025.

Accrued and other payables increased by $789,126, reflecting accrued professional fees, legal fees, and other vendor obligations at December 31, 2024 compared to the prior year.

Accounts payable increased by $265,414, reflecting higher outstanding vendor payables at year end.

Accounts payable — related party decreased by $37,414, reflecting payments made on outstanding related party payables during the year.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $(18,834,541) for the year ended December 31, 2025, compared to net cash provided by investing activities of $675,674 for the year ended December 31, 2024. The increase in cash used in investing activities was primarily attributable to the Company's funding of an aggregate of $18,494,000 through YHC Online Limited, a wholly-owned subsidiary, in connection with four joint venture agreements entered into in December 2025, comprising $14,670,000 funded to three formed joint venture entities and $3,824,000 advanced to Sequoia Equity Group Inc. toward a planned fourth joint venture, established to cooperate in the creation and monetization of multi-channel network ("MCN") content for digital platforms, including TikTok, targeting specific geographic markets. Additional investing outflows during 2025 included purchases of property and equipment of $340,541. Subsequent to December 31, 2025, in April 2026, all four agreements were terminated and the full amount of $18,494,000 previously funded was returned to the Company.

During the year ended December 31, 2024, net cash provided by investing activities of $675,674 consisted of proceeds of $7,764,197 from the sale of marketable securities and $670,000 from the return of deposits held in escrow, partially offset by purchases of marketable securities of $7,758,523.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $53,240,300 for the year ended December 31, 2025, compared to $4,265,184 for the year ended December 31, 2024. During 2025, the Company raised significant capital through: (i) issuance of common stock pursuant to its at-the-market (“ATM”) offering program, generating proceeds of $43,199,134; (ii) issuance of common stock pursuant to registered direct offerings, generating net proceeds of $6,078,701; and (iii) exercise of warrants, generating proceeds of $4,051,415. Additionally, the Company incurred $88,950 in deferred offering costs during the year ended December 31, 2025 in connection with the registration of securities of SWOL Holdings Inc., its wholly-owned subsidiary, which are reflected as a use of cash in financing activities in the consolidated statement of cash flows.

During the year ended December 31, 2024, net cash provided by financing activities of $4,265,184 consisted of net proceeds of $1,543,079 from the sale of common stock pursuant to the at-the-market offering program and gross proceeds of $3,350,020 from the sale of securities pursuant to private placement agreements, partially offset by offering costs of $80,500 and repurchases of common stock of $547,415.

We have incurred net losses since inception and have financed our operations primarily through equity offerings. We expect to continue to incur losses for the foreseeable future as we execute on our growth strategy. Management plans to raise additional capital to fund operations through public or private equity offerings, debt financings, or other capital sources. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to our investors.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained on pages F-1 through F-30, which appear at the end of this Annual Report on Form 10-K.

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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at the reasonable assurance level.

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

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have identified a material weakness due to lack of segregation of duties and have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level due to existence of following material weaknesses:

Segregation of Duties. Our size has prevented us from being able to employ sufficient resources to enable an adequate level of supervision and segregation of duties. It is therefore difficult to effectively segregate accounting duties, which constitutes a material weakness in internal controls.

Insufficient Accounting and Financial Reporting Personnel. The Company lacks sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. generally accepted accounting principles ("U.S. GAAP") and SEC reporting requirements. This deficiency has resulted in errors and adjustments identified during the audit process for the year ended December 31, 2025, and increases the risk that material misstatements in the consolidated financial statements would not be prevented or detected on a timely basis.

A material weakness is a deficiency, or combination of deficiencies, in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

The Company is implementing measures designed to improve its internal control over financial reporting and remediate the identified material weaknesses, including the following:

●	Increasing the capacity of qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures.

●	Providing more regular training on an ongoing basis to our accounting personnel covering a broad range of U.S. GAAP and SEC financial reporting topics.

●	Implementing enhanced review procedures over the financial statement close process and disclosures to reduce the risk of misstatement.

There can be no assurance that these measures will be sufficient to remediate the identified material weaknesses or prevent future material weaknesses from arising.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, (A) no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (B) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

On August 15, 2024, LQR House Inc. (the “Company”) received a subpoena from the Securities and Exchange Commission (“SEC”), as referenced in the SEC’s letter dated August 15, 2024. The subpoena requests documents beginning on that date. The Company is cooperating with the investigation and intends to produce the requested documents. This action is not a formal litigation but is at the end of its preliminary stages It is too early to determine whether the SEC will proceed with a formal litigation at this time. No assurance can be given regarding the outcome of the investigation or its potential impact on the Company.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as of April 15, 2026:

Name	Age	Position
Sean Dollinger	46	Chief Executive Officer
Kumar Abhishek	49	Chief Financial Officer
Jaclyn Hoffman	36	Chief Marketing Officer
Alexandra Hoffman	37	Secretary and Technical Writer
Yilin Lu	44	President and Director
Hong Chun Yeung	42	Director
Lijun Chen	58	Director, Chairman of the Board
Kah Loong Randy Yeo	50	Director
Hon Kit Anthony Kwong	37	Director

Sean Dollinger has served as our Chief Executive Officer since January 2023, and he founded our company in January 2021. Mr. Dollinger has also been on the board of directors of Veg House Holdings Inc. since December 2022 and has served as its Chief Executive Officer from January 2023 to July 2023. Since December 2019 Mr. Dollinger has been involved in the founding and development of PlantX Life Inc. (CSE: VEGA), an exchange listed and public company in Canada. From June 2015 to February 2019, Mr. Dollinger acted as the Founder, Chief Executive Officer, and President of Lifeist Wellness Inc. (formerly Namaste Technologies Inc., or Namaste), a registered company under the Canadian securities laws that is a portfolio of wellness companies, where he oversaw the day-to-day operations of the company and its growth strategies. In October 2018, Mr. Dollinger became a part of a British Columbia Securities Commission compliance review of Namaste, a Canadian class action lawsuit, and a United States class action lawsuit, by way of his position as Chief Executive Officer and President of Namaste. For more information, see the risk factor in this Annual Report on Form 10-K that starts “Our Chief Executive Officer and Director, Sean Dollinger, has been the subject of a compliance review that was initiated by the British Columbia Securities Commission, and has not formally been concluded.” Mr. Dollinger has a wealth of experience in e-commerce, where he has had success across numerous different digital markets. We believe that Mr. Dollinger is qualified to serve on our Board due to his extensive operational experience, background in ecommerce, and international capital markets experience.

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

Alexandra Hoffman has served as the Secretary and Technical Writer since May 2023. From January 2021 to May 2023. Since February, 2025, Ms. Hoffman has served as Chief Executive Officer of SWOL Holdings Inc., a wholly-owned subsidiary of the Company. Ms. Hoffman provided the Company with marketing and branding services. On May 1, 2023, Ms. Hoffman entered into an employment agreement with the Company as a Technical Writer. Since January to October 2023, she served as the Chief Marketing Officer of Veg House Holdings Inc. where she oversaw all marketing activities from branding to web design and messaging both print and digital. Since March 2023, Ms. Hoffman has serves as a member of the Board of Directors and since October 2023 as the Chief Executive Officer of Veg House Holdings Inc. Since April 2019, Ms. Hoffman has served as Chief Marketing Officer and Director at PlantX Life Inc. (CSE: VEGA), where she oversees all marketing activities, manages design & development teams, digital marketing teams, and PlantX Life’s overall branding and messaging for all of its subsidiaries. Additionally, between June 2018 and June 2023, Ms. Hoffman has served as a Director of Marketing and Technical Writer at Falcon Marketing LLC, a marketing and search engine optimization agency, where she oversees all marketing activities within the agency and is responsible for Falcon Marketing’s overall strategy as well as tailored strategies for its clients. From May 2017 to June 2018, Ms. Hoffman served as a technical Writer and Marketing Manager at Fabuwood Cabinetry Corporation, a kitchen cabinet fabrication company, where she managed a team of designers and developers, wrote strategic content for marketing manuals and search engine optimization. Ms. Hoffman holds a Bachelor of Commerce degree from Concordia University in Montreal, Quebec. We believe that Ms. Hoffman is qualified to serve on our Board due to her background in branding and product/platform positioning as well as her previous experience as a senior member of other public companies.

Yilin Lu has served as the member of our Board of Directors since December 2024. From June 2023 to October 2025, Mr. Lu served as the Founder and CEO of Senchi Morgan Capital Market and Senchi Morgan Asset Management, broker dealers and asset management firms. Mr. Lu started his investment banking career at Goldman Sachs in 2006. He joined China International Capital Corporation (CICC) later and was named the responsible officer of CICC US Securities (Hong Kong) Ltd in 2011. He also held positions as managing director with Cantor Fitzgerald Capital Markets in Hong Kong, Which he left to set up his own investment bank in 2016. From July 2018 to June 2023, Mr. Lu served as a Founder and the CEO of Cheung On Securities Limited, a broker dealer and asset management firm. He has over 15 years of experience in equity investment and trading. Mr. Lu is a Chartered Financial Analyst (CFA) and a Financial Risk Manager (FRM). We believe that Mr. Lu is qualified to serve on our Board due to his experience in portfolio management, investment analysis, financial analysis and reporting as well as financial advisory services.

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

Kah Loong Randy Yeo has served as member of our Board since October 2025. Since December 2025, Mr. Yeo has served as Interim Chief Financial Officer of Toppoint Holdings Inc. is an accomplished finance executive with over 20 years of experience in public accounting, investment banking, asset management, and financial technology. He has led financial operations, accounting, and strategic growth for investment funds, fintech startups, and hedge funds. From 2021 to 2024, Mr. Yeo served as Chief Financial Officer, Chief Compliance Officer, and Head of Operations at Chiral Global Investors L.P., where he established and managed an institutional-quality asset management fund and implemented financial strategies that enhanced reporting transparency and operational scalability. Prior to that, he was U.S. Senior Controller at Riskfield Inc., where he helped guide the company through a $300 million IPO and streamlined cross-border financial operations. Mr. Yeo previously served as Chief Financial Officer and Head of Financial Control & Accounting at CITIC Securities International USA, LLC, overseeing financial reporting, forecasting, and investor relations. Earlier in his career, he held finance leadership roles at Direct Markets Holdings Corp., focusing on compliance, M&A integrations, and finance transformation initiatives. Mr. Yeo holds a Bachelor of Commerce in Accounting and Management Information Systems from Deakin University (Australia) and an MBA in Accounting from Maharishi University. We believe that Mr. Yeo is qualified to serve on our Board because of his extensive senior level experience in finance and accounting across asset management and financial technology, his public company board and committee service, and his role in guiding companies through significant capital markets transactions.

Hon Kit Anthony Kwong has served as a member of our Board since March 2026. He is currently the founder and director of Luen Fat Accounting and Secretarial Service Limited, a Hong Kong professional services firm he established in June 2021 that provides accounting and tax advisory services to clients across a range of industries. From September 2020 to June 2021, Mr. Kwong served as a Manager in the Corporate Services division of Intertrust Hong Kong (now part of CSC), where he supervised teams in Hong Kong and India, handled client inquiries, provided commercial support to local entities (including full set accounts, local tax planning and HR support), and liaised with auditors, bankers and government authorities. From November 2016 to August 2020, he was an Assistant Manager in the Business and Consultancy Services division of Vistra Hong Kong, where he managed accounting and consolidation engagements, provided tax planning advice and tax return preparation, supported HR and payroll administration, and played an active role in the implementation of the firm’s shared service center in China. From October 2012 to October 2016, Mr. Kwong was an accountant at Orangecorp Asia Management Limited, where he was responsible for full set accounts and tax filing preparation and coordinated with external auditors and banks on behalf of clients. Mr. Kwong is a Certified Public Accountant in Hong Kong, a Chartered Tax Advisor and a Certified Anti Money Laundering Specialist, and he holds a BBA (Hons) in Accountancy from The Hong Kong Polytechnic University. We believe that Mr. Kwong qualifies to serve on our Board because of his extensive experience in accounting, tax advisory and corporate services for a wide range of businesses, as well as his leadership in establishing and managing a professional services firm.

Family Relationships

Alexandra Hoffman, the Secretary and a Technical Writer for the Company and Chief Executive Officer of SWOL Holdings Inc., a wholly-owned subsidiary of the Company, and Jaclyn Hoffman, our Chief Marketing Officer, are sisters.

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

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our Board of Directors consists of five (5) directors, four (4) of whom are independent within the meaning of Nasdaq’s rules. Yilin Lu is not independent within the meaning of Nasdaq’s rules.

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

Audit Committee

Kah Loong Randy Yeo, Hong Chun Yeung, and Lijun Chen, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules serve on our audit committee with Kah Loong Randy Yeo serving as the chairman. Our Board has determined that Mr. Yeo qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

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

Compensation Committee

Lijun Chen, and Kah Loong Randy Yeo , each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules serve on our compensation committee, with Lijun Chen serving as the chairman. The members of the compensation committee are also “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the Board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers.

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

Nominating and Corporate Governance Committee

Hong Chun Yeung, Lijun Chen, and Kah Loong Randy Yeo, each of whom satisfies the “independence” requirements of Nasdaq’s rules, serve on our nominating and corporate governance committee, with Kah Loong Randy Yeo, serving as the chairman. The nominating and corporate governance committee assists the Board of Directors in selecting individuals qualified to become our directors and in determining the composition of the Board and its committees.

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

The nominating and corporate governance committee’s methods for identifying candidates for election to our Board of Directors (other than those proposed by our stockholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources - members of our Board of Directors, our executives, individuals personally known to the members of our Board of Directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements as of March 31, 2026: Kah Loong Randy Yeo.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

c concerning all cash and non-cash compensation that have been or will be awarded to, earned by or paid during our fiscal year ended December 31, 2025 and December 31, 2024 to our Chief Executive Officer (principal executive officer), our Chief Financial Officer, our Chief Marketing Officer and our President. We refer to these individuals as our “named executive officers” (“NEO”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Sean Dollinger,	2025	498,644	100,000	-		-	-		598,644
Chief Executive Officer	2024	586,700	200,000	-		-	850,000	(1)	1,636,700

Kumar Abhishek,	2025	72,000	5,000	-		-	-		77,000
Chief Financial Officer	2024	73,271	-	-		-	550,000	(2)	623,271

Jaclyn Hoffman,	2025	-	-	-		-	-		-
Chief Marketing Officer	2024	99,600	-	-		-	285,000	(3)	384,600

Yilin Lu	2025	-	-	-		-	-		-
President	2024	-	-	79,500	(4)	-	-		79,500

Alexandra Hoffman	2025	226,658	-	-		-	-		226,658
Secretary and Technical Writer	2024	196,686	-	-		-	-		196,686

(1)	In October 2024, the Company entered into a retention agreement with its Chief Executive Officer, and entities affiliated with the CEO, whereby a retention bonus of $850,000 was awarded for continued services. As of December 31, 2024, $800,000 had been unpaid and was later paid in January 2025.

(2)	In October 2024, the Company entered into a retention agreement with its Chief Financial Officer whereby a retention bonus of $550,000 was awarded for continued services. As of December 31, 2024, $250,000 remained unpaid and has been paid in 2025.

(3)	In October 2024, the Company entered into a retention agreement with its Chief Marketing Officer whereby a retention bonus of $285,000 was awarded for continued services. As of December 31, 2024, $255,000 remained unpaid. Of this amount, $100,000 was paid in January 2025, and $155,000 remains unpaid.

(4)	In December 2024, Yilin Lu was appointed to the Board of Directors and received a grant of 1,429 restricted stock units with a grant-date fair value of $79,500, vesting in eight equal quarterly installments commencing in the first quarter of 2025. Effective August 6, 2025, Mr. Lu was appointed President of the Company. No additional compensation arrangements were entered into in connection with his appointment as President during the year ended December 31, 2025.

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

Yilin Lu

We do not have a written employment agreement with our President, Yilin Lu. Mr. Lu’s employment is at will and his compensation is determined from time to time by the Company.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, no NEO holds any options. No NEO holds any RSUs.

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

Director Compensation

The following summary Board compensation table provides information regarding the Board compensation paid during our fiscal year ended December 31, 2025 to our Board members. Only our independent directors received compensation for being directors during fiscal year 2025.

	Cash Compensation	Equity Compensation	Total Compensation
Hong Chun Yeung (1)	$19,136	$-	$19,136
Yilin Lu (1)	-	-	-
Lijun Chen (1)	-	-	-
Jing Lu (1) (2)	21,000	-	21,000
James O’Brien (3)	18,000	-	18,000
Kah Loong Randy Yeo (4)	-	-	-
	$58,136	$-	$58,136

(1)	In December 2024, Hong Chun Yeung, Yilin Lu, Lijun Chen and Jing Lu were appointed as directors of the Board. Each of them is entitled to receive annual cash fee of $36,000 to be paid in monthly installments. In addition, each of these directors shall also receive equity compensation in form of 1,429 RSUs vesting in eight (8) equal quarterly installments commencing in the first quarter of 2025, subject to continued services. The grant-date fair value of such RSU awards was $79,500 per director and was reported in the fiscal year 2024 director compensation table. No new equity awards were granted to directors during fiscal year 2025.

(2)	Dr. Jing Lu resigned from the Board of Directors effective October 15, 2025. Cash fees reflect actual payments made during fiscal year 2025.

(3)	James O’Brien ceased service as a director following the Annual General Meeting held on May 30, 2025. Cash fees reflect monthly director fees paid through the date of his cessation of service.

(4)	Kah Loong Randy Yeo was appointed to the Board of Directors on October 20, 2025. No compensation was paid or accrued to Mr. Yeo during fiscal year 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 15, 2026 with respect to the holdings of (1) each person, or group of affiliated persons, who is the beneficial owner of more than 5% of Company voting stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2026 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws.

Our calculation of the number of shares and percentage of beneficial ownership is based on 21,371,656 shares of common stock outstanding as of April 15, 2026.

Name and Address of Beneficial Owner(1)	Title	Number(2)	Percent
Officers and Directors
Sean Dollinger(3)	Chief Executive Officer	2,102	*	%
Kumar Abhishek	Chief Financial Officer	12	*	%
Jaclyn Hoffman	Chief Marketing Officer	42	*	%
Alexandra Hoffman	Secretary and Technical Writer	24	*	%
Yilin Lu(4)	Director	2,000,537	9.36%
Hong Chun Yeung(5)	Director	537	*	%
Lijun Chen(6)	Director	537	*	%
Kah Loong Randy Yeo	Director	-		%
Hon Kit Anthony Kwong	Director	-		%
All Officers and Directors as a Group (total of 9 persons)		2,004,328	9.37%

5% Beneficial Owners of a Class of Voting Stock

*	Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our Company, LQR House Inc., 6538 Collins Ave. Suite 344, Miami Beach, FL 33141.

(2)	Based on 21,371,656 shares of common stock outstanding as of April 15, 2026.

(3)	Consists of (i) 624 shares of common stock issued upon vesting of RSUs granted to Mr. Dollinger under the 2021 Plan and (ii) 90 RSUs scheduled to vest and convert into shares of common stock of the Company within 60 days of March 31, 2026.

(4)	Consists of 179 RSUs, scheduled to vest and convert into shares of common stock of the Company within 60 days of March 31, 2026, in accordance with the terms of independent director agreement signed by the Company and the director on December 19, 2024. Pursuant to the agreement Mr. Yilin Lu is entitled to receive equity compensation in form of 1,429 RSUs vesting in eight (8) equal quarterly installments commencing in first quarter of 2025.

(5)	Consists of 179 RSUs, scheduled to vest and convert into shares of common stock of the Company within 60 days of March 31, 2026, in accordance with the terms of independent director agreement signed by the Company and the director on December 19, 2024. Pursuant to the agreement Mr. Yeung is entitled to receive equity compensation in form of 1,429 RSUs vesting in eight (8) equal quarterly installments commencing in first quarter of 2025.

(6)	Consists of 179 RSUs, scheduled to vest and convert into shares of common stock of the Company within 60 days of March 31, 2026, in accordance with the terms of independent director agreement signed by the Company and the director on December 19, 2024.Pursuant to the agreement Mr. Chen is entitled to receive equity compensation in form of 1,429 RSUs vesting in eight (8) equal quarterly installments commencing in first quarter of 2025.

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

●

Mr. Gregory Hoffman, a brother of a brother of Ms. Jaclyn Hoffman, our Chief Marketing Officer, and Ms. Alexandra Hoffman, our Secretary and Technical Writer, entered into an advisor agreement with the Company on June 1, 2023, pursuant to which the Company issued to Mr. Hoffman 12,500 shares of common stock.

●	We and 1226053 B.C. Ltd, our shareholder, are parties to a debt settlement agreement, dated September 27, 2023, pursuant to which the Company issued to 1226053 B.C. Ltd 19,130 shares of common stock. 1226053 B.C. Ltd is a legal entity owned and controlled by Mr. Avtar Dhaliwal, a brother of Mr. Jay Dhaliwal, a former Director on our Board.

●	In August 2023, the Company entered into an independent contractor agreement with Catalyst LLC, for investor relations and advisory services with an entity for up to $1,000,000, for which the Company paid $500,000 through December 31, 2023. The contractor co-owns a company with the Company’s Chief Executive Officer, which is not controlled by LQR. Therefore, the contractor and his related entities are considered affiliates.

●	On November 1, 2023, LQR House Acquisition Corp. (the “Buyer”), a wholly owned subsidiary of the Company, and Ssquared entered into a Domain Name Transfer Agreement pursuant to which, Ssquared sold to the Buyer all right, title, and interest in and to the domain name www.cwspirits.com and trademark rights associated with the domain name in any jurisdiction, all Internet traffic through the domain name and all website content, together with any goodwill associated therewith in exchange for the payment by the Buyer of the purchase price of $10,000. The Company’s Chief Executive Officer and Director, Sean Dollinger, owns 50% of the equity of Ssquared, and the other 50% is owned by a minority shareholder of the Company, who is considered a related party.

●	On November 1, 2023, the Company entered into the Product Handling Agreement with KBROS. KBROS acts as the Company’s Product Handler, whereby they are entitled to compensation of $40,000 per month plus reimbursement for shipping and handling fees incurred by them for orders fulfilled through the CWS Platform, and bonus for reaching certain revenue milestones. The spouse of the Company’s former Chief Executive Officer and Director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared, and a minority shareholder with the Company.

●	On November 1, 2023, the Company entered into the Funding Commitment Agreement with KBROS. Pursuant to this agreement, the Company committed to provide annual funding to the Product Handler from time to time in the minimum amount of $2,500,000 to enable the Product Handler to purchase inventory from Company-approved vendors. The spouse of the Company’s former Chief Executive Officer and Director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared, and a minority shareholder with the Company.

●	On October 15, 2024, we entered into a Securities Purchase Agreement with David E. Lazar, our former President and Director, pursuant to which he acquired 31,480 shares of common stock (which represented approximately 19.99% of our outstanding stock on October 15, 2024) at a price of $19.25 per share for proceeds of $606,000.

●	In October 2024, the Company entered into a settlement and release agreement with KBROS, and its controlling stockholder, for an aggregate amount equal to $4,100,000. The spouse of the Company’s former Chief Executive Officer and Director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared, and a minority shareholder with the Company.

●	In October 2024, the Company entered into a retention agreement with its Chief Financial Officer whereby a retention bonus of $550,000 was awarded for continued services.

●	In October 2024, the Company entered into a retention agreement with its Chief Executive Officer, and entities affiliated with the CEO, whereby a retention bonus of $850,000 was awarded for continued services.

●	In October 2024, the Company entered into a retention agreement with its Chief Marketing Officer, Jaclyn Hoffman, whereby a retention bonus of $285,000 was awarded for continued services.

●	In October 2024, the Company entered into a retention agreement with its Director, Alexandra Hoffman, whereby a retention bonus of $600,000 was awarded for continued services.

●	In October 2024, the Company entered into a settlement agreement with South Doll LP, its former landlord, pursuant to which the Company agreed to pay this entity $40,000. Sean Dollinger our Chief Executive Officer and Director, owns an entity that acts as a general partner of South Doll LP.

●	In October 2024, the Company entered into settlement agreement and general and mutual release with its independent director, James O’Brien, pursuant to which the Company settled outstanding liabilities amongst the parties in the amount of $30,000.

●	In October 2024, the Company entered into settlement agreement and general and mutual release with each of the following former independent directors of the Company: James Huber and Jay Dhaliwal, pursuant to which the Company settled outstanding liabilities with each of the directors for a amount of $30,000.

Independence of the Board of Directors

Our Board of Directors has determined that a majority of the members of our Board of Directors, including Hong Chun Yeung, Lijun Chen, Kah Loong Randy Yeo and Hon Kit Anthony Kwong, are “independent” as that term is defined under applicable SEC rules and regulations.

In addition, each of the members of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent, as determined in accordance with the applicable independence requirements for such committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Enrome LLP served as our independent registered public accounting firm to audit our books and accounts for the fiscal year ended December 31, 2025. dbbmckennon served as our independent registered public accounting firm to audit our books and accounts for the fiscal year ended December 31, 2024. The table below presents the aggregate fees paid for professional services for fiscal years 2025 and 2024.

	2025	2024
Audit fees	$200,000	$167,247
Audit-related fees	165,600	-
Total fees	$365,600	$167,247

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Plan of Conversion of LQR House Inc., dated as of January 26, 2023 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
2.2	Plan of Conversion of LQR House Inc., dated as of March 2, 2026 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).
3.1	Articles of Incorporation of LQR House Inc. filed on February 3, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.2	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on March 29, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.3	Certificate of Amendment to Articles of Incorporation of LQR House Inc. filed on June 5, 2023 (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.4	Certificate of Correction to the Certificate of Amendment to Articles of Incorporation filed on April 11, 2023(incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.5	Certificate of Change Pursuant to NRS 78.209 of LQR House filed on November 28, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s current report on the form 8-K filed with the SEC on December 1, 2023)
3.6	Amendment to Articles of Incorporation of LQR House Inc. filed on February 13, 2024 (incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
3.7	Certificate of Change Pursuant to NRS 78.209 of LQR House filed on April 16, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2025).
3.8	Certificate of Amendment to the Articles of Incorporation of LQR House Inc., dated June 2, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2025)
3.9	Delaware Certificate of Conversion of LQR House Inc. as filed with the Delaware Secretary of State on March 2, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).
3.10	Delaware Certificate of Incorporation of LQR House Inc. as filed with the Delaware Secretary of State on March 2, 2026 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).
3.11	Bylaws of LQR House Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
3.12	First Amendment to the By-laws of the Company dated November 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on November 16, 2023)
3.13	Delaware Bylaws of LQR House dated as of March 2, 2026 (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).
4.1	Description of Registrant’s securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)
4.2	Form of Warrant dated December 30, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2025)
10.1	Packaging of Origin Co-Responsibility Agreement dated July 6, 2020, between Leticia Hermosillo Ravelero and Sean Dollinger (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.2	Shared Responsibility & Bonding Agreement dated March 19, 2021, between Leticia Hermosillo Ravelero and Dollinger Innovations Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.3	Exclusive License Agreement dated May 18, 2020 by and between Dollinger Holdings and Dollinger Innovations (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.4	Product Distribution Agreement, dated July 1, 2020, between Dollinger Holdings and Country Wine & Spirits Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.5	Asset Purchase Agreement, dated May 31, 2021, between LQR House Inc. and Dollinger Holdings LLC (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).

10.6	Asset Purchase Agreement, dated March 19, 2021, among LQR House Inc. and Dollinger Innovations Inc., Dollinger Holdings LLC and Sean Dollinger (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.7	Exclusive Marketing Agreement, dated April 1, 2021, by and among Country Wine & Spirits, Inc., Ssquared Spirits, LLC, and LQR House, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.8†	Employment Agreement between LQR House Inc. and Sean Dollinger, dated March 29, 2023 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.9†	Employment Agreement between LQR House Inc. and Kumar Abhishek, dated May 1, 2023 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.10†	Employment Agreement between LQR House Inc. and Jaclyn Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.11†	Employment Agreement between LQR House Inc. and Alexandra Hoffman, dated May 1, 2023 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.12†	Form of Independent Director Agreement between LQR House Inc. and each director nominee (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.13†	Form of Non-Independent Director Agreement between LQR House Inc. and Non-Independent Director (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.14	Form of Director and Officer Indemnification Agreement between LQR House Inc. and each officer or director (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.15†	LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.16†	Amendment No. 1 to the LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.17†	Amendment No. 2 to the LQR House Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)
10.18†	Form of Incentive Stock Option Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.19†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.20†	Form of Non-Qualified Stock Option Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.21†	Form of Non-Qualified Stock Option Agreement for Non-Employee Consultants (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.22†	Form of Restricted Stock Award Agreement (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.23†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.24†	Form of Restricted Stock Unit Award Agreement for Company Employees (included in Exhibit 10.17) (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).

10.25	Form of Advisor Agreement, dated June 1, 2023 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.26	Commercial Lease Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
10.27	Ratification Assignment of the Bonding Agreement, dated July 7, 2023 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.28	Assignment Agreement of the Packaging of Origin and Co-Responsibility Agreement, dated June 30, 2023, between Dollinger Innovations Inc., Dollinger Holdings LLC, and LQR House Inc. (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.29	Bottled at Origin Joint Responsibility Agreement, dated July 11, 2023 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 14, 2023).
10.30	Writ obtained in connection with registering the Bottled at Origin Joint Responsibility Agreement with the Mexican Institute of Industrial property, dated July 13, 2023 (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.31	Writ obtained in connection with registering the Shared Responsibility & Bonding Agreement with the Mexican Institute of Industrial property, dated July 12, 2023 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of July 24, 2023).
10.32	Form of Independent Director Agreement between LQR House Inc. and Jay Dhaliwal (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed with the Commission on August 23, 2023).
10.33	Form of Independent Contractor Agreement 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-274903) filed with the SEC as of October 6, 2023).
10.34	10b-18 Repurchase Program (the “Program”) Letter of Engagement with Dominari Securities (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on the form 10-Q filed with the SEC on September 21, 2023)
10.35	Services Agreement, dated October 15, 2023, by and between X-Media Inc. and LQR House Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on October 17, 2023)
10.36	Consulting Agreement between the Company and IR Agency LLC dated October 27, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 2, 2023)
10.37	Domain Name Transfer Agreement between LQR House Acquisition Corp. and SSquared Spirits LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.38†	Amendment to the Employment Agreement by and between the Company and Sean Dollinger dated November 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on November 6, 2023)
10.39	Product Handling Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.40	Funding Commitment Agreement by and between the Company and KBROS, LLC dated November 1, 2023 (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
10.41	Form of the Share Exchange Agreement between the Company and the Seller dated May 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2024)

10.42	Form of the Subscription Agreement between the Company and DRNK dated June 7, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024)
10.43	Form of Director Agreement by and between the Company and Avraham Ben Tzvi, dated October 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.44	Form of Amendment No. 1 to Director Agreement by and between the Company and Avraham Ben Tzvi, dated October 17, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.45	Form of the Securities Purchase Agreement between the Company and David Lazar dated October 15, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.46	Form of a Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.47	Form of Director Settlement Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.48	Form of Settlement Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.49	Form of KBROS Settlement Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.50	Form of Independent Director Agreement, dated December 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024)
10.51	Form of Purchase Agreement dated December 30, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2025)
10.52	Sales Agreement by and between LQR House Inc. and A.G.P./Alliance Global Partners, dated March 11, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2026).
10.53

Supplementary Distribution Agreement, dated April 1, 2025, between LQR House Inc. and Of The Earth Distribution Corp (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025).

10.54	Share Purchase Agreement, dated April 11, 2026, by and among LQR House Inc., Fusion Five Continents Securities Limited and Dean Shields (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2026).
10.55	Separation Agreement, dated April 2, 2025, between LQR House Inc. and David Lazar (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025).
10.56	Lock-up Agreement, dated April 2, 2025, between LQR House Inc. and David Lazar (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025).
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
19.1*	LQR House Inc. Insider Trading Policy.
21.1*	List of subsidiaries.
23.1*	Consent of Enrome LLP
23.2*	Consent of dbbmckennon
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1#	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2#	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-1 (File No. 333-272660) filed with the SEC as of June 15, 2023).
97.1	LQR House Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Executive compensation plan or arrangement.

#	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR HOUSE INC.

Dated: April 15, 2026	By:	/s/ Seam Dollinger
Sean Dollinger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sean Dollinger	Chief Executive Officer	April 15, 2026
Sean Dollinger	(Principal Executive Officer)

/s/ Kumar Abhishek	Chief Financial Officer	April 15, 2026
Kumar Abhishek	(Principal Financial and Accounting Officer)

/s/ Yilin Lu	Director and President	April 15, 2026
Yilin Lu

/s/ Hong Chun Yeung	Director	April 15, 2026
Hong Chun Yeung

/s/ Lijun Chen	Director	April 15, 2026
Lijun Chen

/s/ Kah Loong Randy Yeo	Director	April 15, 2026
Kah Loong Randy Yeo

/s/ Hon Kit Anthony Kwong	Director	April 15, 2026
Hon Kit Anthony Kwong

LQR HOUSE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

LQR House, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets LQR House, Inc. and its subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, change in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 2 to the financial statements, the Company had accumulated deficit of US$67,829,421 as of December 31, 2025. The Company incurred a net loss of US$25,522,618 for the year ended December 31, 2025 and operating cash outflow of US$33,817,140 for the year ended December 31, 2025. These factors, raise substantial doubt about its ability to continue as going concern. Management’s plan in regard to these matters are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Enrome LLP

We have served as the Company’s auditor since 2025.

Singapore

April 15, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

LQR House, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LQR House, Inc., and subsidiary (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 9 and 11 to the financial statements, the Company entered into certain retention and settlement agreements, primarily with related parties. Management has disclosed the nature, terms and financial impact of these transactions.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

 We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

 Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ dbbmckennon

We have served as the Company’s auditor from 2021 to 2025

Newport Beach, California

March 31, 2025

PART II – FINANCIAL INFORMATION

ITEM 8 – FINANCIAL STATEMENTS

LQR House, Inc.

Consolidated Balance Sheets

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$5,975,408	$5,386,789
Accounts receivable, net	23,946	28,040
Accounts receivable, related party	232,283	149,510
Advance for investment in joint venture	3,824,000	-
Advance payment to distributor	3,279,000	-
Prepaid expenses	276,157	240,729
Due from related party	2,364,450	-
Security deposit	19,450	-
Total current assets	15,994,694	5,805,068
Property and equipment, net	312,163	-
Right-of-use asset	51,651	-
Deferred offering costs	203,950	-
Intangible assets, net	-	10,000
Investment in joint ventures	14,670,000	-
Investment, at cost	-	1,117,500
Total assets	$31,232,458	$6,932,568

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$76,519	$530,643
Accounts payable, related party	-	21,175
Accrued and other payables	982,739	927,711
Accrued and other payables, related party	760,975	5,971,000
Contract liabilities	10,423	-
Due to related party	6,713	-
Lease liability	21,428	-
Total current liabilities	1,858,797	7,450,529
Lease liability, non-current	41,023	-
Total liabilities	1,899,820	7,450,529

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit) :
Common stock, $0.0001 par value, 350,000,000 shares authorized, 21,371,656 and 21,366,209 shares issued and outstanding as of December 31, 2025 and 435,788 and 430,341 shares issued and outstanding as of December 31, 2024, respectively	2,137	44
Additional paid-in capital	97,707,337	42,336,213
Treasury stock, at cost (5,447 shares)	(547,415)	(547,415)
Accumulated deficit	(67,829,421)	(42,306,803)
Total stockholders’ equity (deficit)	29,332,638	(517,961)
Total liabilities and stockholders’ equity (deficit)	$31,232,458	$6,932,568

See the accompanying notes to the audited financial statements.

LQR House, Inc.

Consolidated Statements of Operations

	Years Ended
	December 31,
	2025	2024

Revenue - services	$112,640	$117,965
Revenue - product	1,452,183	2,383,695
Total revenues	1,564,823	2,501,660

Cost of revenue - services	47,129	178,851
Cost of revenue - product	1,348,395	2,635,984
Total cost of revenue	1,395,524	2,814,835
Gross profit (loss)	169,299	(313,175)

Operating expenses:
General and administrative	10,954,346	14,556,220
Sales and marketing	643,608	3,617,924
Total operating expenses	11,597,954	18,174,144

Loss from operations	(11,428,655)	(18,487,319)

Other income (expense):
Impairment of investment	(1,127,500)	(4,500,000)
Legal settlement expense	(13,000,000)	-
Gain on sale of marketable securities	-	5,674
Other income	33,537	227,467
Total other expenses, net	(14,093,963)	(4,266,859)

Income tax expense	-	-
Net loss	$(25,522,618)	$(22,754,178)

Weighted average common shares outstanding - basic and diluted	7,281,549	157,656
Net loss per common share - basic and diluted	$(3.51)	$(144.33)

See the accompanying notes to the audited financial statements.

LQR House, Inc.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2023	137,984	$14	-	$-	$34,172,888	$(19,552,625)	$14,620,277
Share based compensation	469	-	-	-	2,533,256	-	2,533,256
Repurchase of common stock	-	-	(5,447)	(547,415)	-	-	(547,415)
Corrective issuance from stock dividend	69	-	-	-	-	-	-
Common stock issued for investment	21,429	2	-	-	817,498	-	817,500
Issuance of common stock pursuant ATM	42,445	5	-	-	1,543,074	-	1,543,079
Issuance of common stock pursuant to private placement	174,026	17	-	-	3,350,003	-	3,350,020
Exercise of warrants	59,366	6	-	-	(6)	-	-
Offering costs	-	-	-	-	(80,500)	-	(80,500)
Net loss	-	-	-	-	-	(22,754,178)	(22,754,178)
Balances at December 31, 2024	435,788	$44	(5,447)	$(547,415)	$42,336,213	$(42,306,803)	$(517,961)
Shares based compensation	1,613	-	-	-	1,712,769	-	1,712,769
Issuance of common stock pursuant to ATM	13,434,601	1,343	-	-	43,197,791	-	43,199,134
Exercise of warrants	210,463	21	-	-	4,051,394	-	4,051,415
Issuance of common stock pursuant to separation agreements	6,191	1	-	-	283,677	-	283,678
Issuance of common stock pursuant to consultant agreement	33,000	3	-	-	47,517	-	47,520
Issuance of common stock pursuant to registered direct offerings	7,249,972	725	-	-	6,077,976	-	6,078,701
Effect of stock split	28	-	-	-	-	-	-
Net loss	-	-	-	-	-	(25,522,618)	(25,522,618)
Balances at December 31, 2025	21,371,656	$2,137	(5,447)	$(547,415)	$97,707,337	$(67,829,421)	$29,332,638

See the accompanying notes to the audited financial statements.

LQR House, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(25,522,618)	$(22,754,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	7,637	-
Bad debts	64,530	-
Provision for expected credit losses	67,948	-
Depreciation	28,378	-
Write off of advances to related party	-	177,340
Impairment of investment	1,127,500	4,500,000
Gain on sale of marketable securities	-	(5,674)
Share based compensation	1,932,967	2,533,256
Changes in operating assets and liabilities:
Accounts receivable	(60,436)	(28,040)
Accounts receivable, related parties	(150,721)	22,983
Advance payment to distributor	(3,279,000)	-
Prepaid expenses	(35,428)	1,949,226
Due from related party	(2,357,737)	-
Accounts payable	(454,124)	265,414
Accounts payable, related parties	(21,175)	(37,414)
Accrued and other payables	61,828	789,126
Accrued and other payables, related party	(5,210,025)	5,971,000
Contract liabilities	10,423	-
Security deposit	(19,450)	-
Lease liability, net	3,163	(1,456)
Net cash used in operating activities	(33,817,140)	(6,618,417)
Cash flows from investing activities:
Purchase of property and equipment	(340,541)	-
Advance for investment in joint venture	(3,824,000)
Payment for investment in joint ventures	(14,670,000)	-
Purchases of marketable securities	-	(7,758,523)
Sales of marketable securities	-	7,764,197
Return of deposits in escrow	-	670,000
Net cash (used in) provided by investing activities	(18,834,541)	675,674
Cash flows from financing activities:
Payment of deferred offering costs	(88,950)	-
Issuance of common stock pursuant to exercise of warrants	4,051,415	-
Issuance of common stock pursuant to registered direct offerings	6,078,701	1,543,079
Issuance of common stock pursuant to ATM	43,199,134	-
Issuance of common stock pursuant to private placement	-	3,350,020
Offering costs	-	(80,500)
Repurchase and buyback of common stock	-	(547,415)
Net cash provided by financing activities	53,240,300	4,265,184
Net change in cash and cash equivalents	588,619	(1,677,559)
Cash and cash equivalents at beginning of year	5,386,789	7,064,348
Cash and cash equivalents at end of year	$5,975,408	$5,386,789

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash flow information:
Issuance of common stock for accrued and other payables	$111,000	$-
Deferred offering costs included in accrued expenses and other payables	$115,000	$-
Operating lease liabilities arising from obtaining right-of-use assets	$51,651	$-
Common stock issued for investment	$-	$817,500
Reclassification of deposit in escrow to investment	$-	$4,800,000

See the accompanying notes to the audited financial statements.

LQR House, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

LQR House Inc. (“LQR” or the “Company”) was incorporated on January 11, 2021, in the state of Delaware. On February 3, 2023, the Company changed its state of incorporation to the State of Nevada by merging into LQR House Inc., a Nevada corporation. On March 2, 2026, the Company reincorporated in the State of Delaware through a statutory conversion.

The Company operates in the beverage alcohol industry, owning specialty brands, providing marketing and distribution services. Through its wholly owned subsidiary LQR House Acquisition Corp., the Company operates CWSpirits.com (the “CWS Platform”), an e-commerce marketplace for spirits, wines, and champagnes serving customers throughout the United States through partnerships with licensed retail partners, including Country Wine & Spirits. The CWS Platform was acquired in November 2023 from a related party. See Note 11 - Related Party Transactions.

Through its wholly owned subsidiary SWOL Holdings Inc. incorporated in the State of Nevada on January 22, 2025, the Company develops and markets SWOL Tequila, a proprietary tequila brand. The Company also provides digital marketing services to alcohol industry brands.

Through its wholly-owned subsidiary YHC Online Limited, incorporated in Hong Kong in July 2025, the Company entered into joint venture agreements in December 2025 to cooperate in the creation and monetization of multi-channel network (“MCN”) content for digital platforms. Subsequent to December 31, 2025, all joint venture agreements were terminated in March 2026 and all amounts previously funded were returned to the Company in full. See Note 7 — Investment in Joint Ventures.

Reverse Stock Split

On April 21, 2025, the Company effected a 1-for-35 reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.0001 per share, pursuant to a Certificate of Change filed with the Secretary of State of the State of Nevada on April 16, 2025. In connection with the Reverse Stock Split, the number of authorized shares of common stock was reduced to 10,000,000. All share and per share amounts for all periods presented in these consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the Reverse Stock Split.

On June 2, 2025, the Company increased the number of authorized shares of common stock from 10,000,000 to 350,000,000 shares, par value $0.0001 per share, pursuant to a Certificate of Amendment filed with the Secretary of State of Nevada. The increase was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on May 30, 2025.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception, including net losses of $25,522,618 for the year ended December 31, 2025. Net cash used in operating activities was $33,817,140 for the year ended December 31, 2025. As of December 31, 2025, the Company had an accumulated deficit of $67,829,421.

Management Plans

Subsequent to December 31, 2025, the Company entered into a new at-the-market Sales Agreement with A.G.P./Alliance Global Partners, dated March 11, 2026, under which the Company may offer and sell shares of common stock having an aggregate offering price of up to $50,273,610, subject to market conditions and applicable securities law limitations. In addition, on March 2, 2026, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 350,000,000 to 1,500,000,000, providing additional capacity to support future equity financing.

In addition, the management terminate the joint venture agreements, distribution and marketing service agreements, the Company have received back the fund’s total of $21,773,000 from April 9 to 13, 2026.

Based on the above factors, the management believe that the Company will be able to generate sufficient positive cash flows from the continued operations and obtain additional funding in order to enable the Company to meet the operating requirements and to pay their debts as and when they fall due. As such, the management has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future and determined that it is appropriate for the consolidated financial statements of the Company to be prepared on going concern basis in the next 12 months from the date of issuance of consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of LQR House Inc. and its wholly-owned subsidiaries, LQR House Acquisition Corp., SWOL Holdings Inc., and YHC Online Limited.

A subsidiary is an entity in which the Company holds a controlling financial interest, which is generally evidenced by direct or indirect ownership of a majority of the outstanding voting shares or the power to govern the financial and operating policies of the entity in accordance with ASC 810, Consolidation.

Subsidiaries are consolidated from the date on which control is obtained and are deconsolidated from the date on which control ceases. The results of operations of subsidiaries are included in the consolidated statements of operations from the effective date of acquisition or formation.

All intercompany transactions, balances, revenues, and expenses between the Company and its subsidiaries have been eliminated in consolidation.

The Company does not have any variable interest entities or non-controlling interests.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of cost method investments, the allowance for credit losses on accounts receivable, the valuation allowance against deferred tax assets, stock-based compensation, and the fair value of equity instruments issued in connection with financing transactions. In accordance with ASC 250, Accounting Changes and Error Corrections, changes in accounting estimates are recognized prospectively in the period of change and, if applicable, future periods. Actual results could differ materially from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash at bank and online payment platform which are unrestricted as to withdrawal and use, and which have original maturities of three months or less.

Marketable Securities

During the year ended December 31, 2024, the Company held investments in marketable securities which were classified as trading securities and carried at fair value. These investments had a readily determinable fair value and were recognized as Level 1 financial instruments within the fair value hierarchy. The Company did not hold any marketable securities as of December 31, 2025 or during the year then ended.

Investments

The Company holds two categories of long-term investments: cost method investments in equity securities without readily determinable fair values, and investments in joint ventures accounted for under ASC 323.

Cost Method Investments

In accordance with ASC 321-10-35-2, equity investments without readily determinable fair values over which the Company does not exercise significant influence are carried at cost, less any impairment. The Company reviews such investments at each reporting period for indicators of impairment. If events or changes in circumstances indicate that the carrying value of an investment may not be recoverable, the Company assesses whether the decline in value is other than temporary. If such a determination is made, the carrying value is written down to estimated fair value with the resulting loss recognized in the consolidated statements of operations. As of December 31, 2025, all cost method investments held by the Company had been fully impaired

Investments in Joint Ventures

The Company evaluated its investments in joint ventures under ASC 323, Investments — Equity Method and Joint Ventures. Although YHC Online Limited, a wholly-owned subsidiary of the Company, holds a 20% ownership interest in each joint venture entity, the Company has determined that significant influence does not exist. This conclusion is supported by the express terms of each joint venture agreement, which explicitly prohibit YHC from appointing directors or officers of, or participating in the day-to-day management or operations of, any joint venture entity. As the presumption of significant influence has been rebutted, the equity method of accounting has not been applied, and the investments are carried at cost. Dividends or distributions received are recognized as income when declared. The Company reviews its investments for indicators of impairment at each reporting period. If the carrying value of an investment exceeds its estimated fair value and the decline is not expected to recover, the carrying value is written down to fair value with the resulting loss recognized in the consolidated statements of operations.

Property and Equipment

Property and equipment, net are stated at cost less accumulated depreciation and impairment, if any, and depreciated on a straight-line basis over the estimated useful lives of the assets. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its intended use. Depreciation expenses are included in general and administrative expenses. Land is not depreciated since it has an indefinite useful life. Estimated useful lives are as follows:

The Company’s property and equipment consists of a motor vehicle with an estimated useful life of five years.

Expenditure for maintenance and repairs, which do no materially extend the useful lives of the assets, are charged to expenses as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of operations.

Fair Value Measurements

The Company follows ASC 820, Fair Value Measurement, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, due from/to related party, accounts payable, and accrued and other payables approximate their fair values due to the short-term nature of these instruments.

The Company’s cost method investments in equity securities are carried at cost, less impairment, and are not measured at fair value on a recurring basis. See Note 6.

The Company’s investments in joint ventures are carried at cost following rebuttal of the significant influence presumption under ASC 323, and are not measured at fair value on a recurring basis. See Note 7.

There were no transfers between Level 1, Level 2, or Level 3 fair value classifications during the year ended December 31, 2025.

Accounts Receivable

Accounts receivable are recorded at the gross billing amount less an allowance for any uncollectible accounts due from the customers. Accounts receivable do not bear interest.

Since January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using the modified retrospective transition method. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. Upon adoption, the Company changed the impairment model to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost and receivables resulting from the application of ASC 606, including contract assets.

The Company maintains an allowance for credit losses and records the allowance for credit losses as an offset to accounts receivable and the estimated credit losses charged to the allowance is classified as “General and administrative expenses” in the unaudited condensed consolidated statements of comprehensive income. The Group assesses collectability by reviewing accounts receivable on aging schedules because the accounts receivable were primarily consisted of receivables arising from provision of marketing services, product Sales, CWS platform and vault. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the balances, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Delinquent account balances are written-off against the allowance for expected credit loss after management has determined that the likelihood of collection is not probable.

As of December 31, 2025 and 2024, the Company recorded an allowance for credit losses of $67,948 and nil, respectively. For the years ended December 31, 2025 and 2024, the Company has recorded bad debt expense of $64,530 and nil, respectively.

Intangible Assets

An intangible asset is recognized when it is probable that the expected future economic benefits that are attributable to the asset will flow to the entity and the cost of the asset can be measured reliably. Intangible assets are initially recognized at cost, less any accumulated amortization and any impairment losses. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates.

The Company’s domain names are considered to have indefinite useful lives. Costs to renew domain names are expensed as incurred.

During the year ended December 31, 2025, the Company determined that its domain name intangible asset was fully impaired and recorded an impairment charge of $10,000. As of December 31, 2025, the Company had no intangible assets remaining on the consolidated balance sheet.

Impairment of Long-Lived Assets

For long-lived assets the Company evaluates for impairment whenever events or changes indicate that the carrying amount of an asset may no longer be recoverable. The Company assesses the recoverability of the long-lived assets by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to receive from use of the assets and their eventual disposition. Such assets are considered to be impaired if the sum of the expected undiscounted cash flows is less than the carrying amount of the assets. The impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company tests impairment of long-lived assets at the reporting unit level when impairment indicator appeared and recognizes impairment in the event at the carrying value exceeds the fair value of each reporting unit.

No impairment charge of long-lived assets was recorded for the years ended December 31, 2025 and 2024.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. Upon completion of an offering, deferred offering costs are reclassified to additional paid-in capital as a reduction of the offering proceeds. If an offering is abandoned, the deferred offering costs are charged to expense in the period the offering is determined not to be completed.

As of December 31, 2025, the Company had deferred offering costs of $203,950 relating to the registration of securities of SWOL Holdings Inc., a wholly-owned subsidiary of the Company, in connection with its Form S-1 registration statement. As of December 31, 2024, the Company had no deferred offering costs.

Contract Liabilities

The Company recognizes contract liabilities in accordance with ASC 606, Revenue from Contracts with Customers. A contract liability represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration before the related performance obligation has been satisfied. Contract liabilities are recognized as revenue when the Company satisfies the related performance obligation. Due to the generally short-term duration of the relevant contracts, all performance obligations are satisfied within one year. Where transaction prices for marketing services, product Sales, CWS platform and vault are received upfront from the customers, such receipts are recorded as contract liabilities and recognized as revenues either over the contract period or point in time upon service rendered.

The following table presents the activity in contract liabilities for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024

Balance, beginning of the year	$-	$-
Additions - consideration received in advance	10,628	-
Balance, end of the year	$10,628	$-

As of December 31, 2025 and 2024, the Company had contract liabilities of $10,628 and nil, respectively, representing advance payments received from customers for goods or services not yet delivered. The Company expects to recognize the balance outstanding as of December 31, 2025, as revenue within the next twelve months as the related performance obligations are satisfied.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification and disclosure of related party transactions. Related parties include principal owners, management, members of their immediate families, affiliates, and other parties that can significantly influence the management or operating policies of the Company, or that can be significantly influenced by the Company. All material transactions with related parties are disclosed in the accompanying notes to the consolidated financial statements, with the exception of compensation arrangements that are established through the Company’s standard employment and compensation practices.

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

Marketing Services

The Company provides integrated marketing services to third-party alcoholic beverage brands through its CWS Platform, including campaign strategy development, creation of promotional materials, and digital advertising execution over a defined campaign period, generally ranging from one to three months. In applying ASC 606-10-25-14, the Company has concluded that each contract contains a single performance obligation, as the promised services are not separately identifiable within the context of the contract and are combined to deliver a single integrated marketing campaign. In accordance with ASC 606-10-25-19, the Company determined that the individual services are not distinct, as they are highly interrelated and interdependent and do not provide benefit to the customer on a standalone basis. The services represent a series of distinct services that are substantially the same and have the same pattern of transfer.

Revenue is recognized over time in accordance with ASC 606-10-25-27, as the customer simultaneously receives and consumes the benefits of the services as they are performed. The Company measures progress using a time-elapsed output method over the campaign period. The Company has concluded that it acts as the principal under ASC 606-10-55-37A and 55-39, as it controls the services prior to transfer, maintains primary responsibility for fulfillment, and has discretion in directing third-party service providers. Accordingly, revenue is recognized on a gross basis. Revenue from marketing services is disaggregated and recognized over the campaign period, and contracts are generally short-term in nature; therefore, the Company does not disclose remaining performance obligations pursuant to the practical expedient in ASC 606-10-50-20.

CWS Platform

The Company sells wine and spirits directly to end customers through its CWSpirits.com platform. Each transaction contains a single performance obligation under ASC 606-10-25-14, consisting of delivery of the product to the customer. The Company determined that the product is distinct in accordance with ASC 606-10-25-19, as the customer can benefit from the product independently. Revenue is recognized at a point in time in accordance with ASC 606-10-25-30, when control transfers to the customer upon delivery.

The Company has concluded that it acts as the principal in these arrangements under ASC 606-10-55-37A and 55-39, as it establishes pricing, directs marketing activities, and bears financial inventory risk, including risk of loss. Accordingly, revenue is recognized on a gross basis. Revenue is disaggregated as e-commerce product revenue and recognized upon delivery, and the Company does not have material remaining performance obligations due to the short-term nature of transactions in accordance with ASC 606-10-50-20.

Product Sales

The Company generates wholesale revenue from the sale of SWOL Tequila, which is produced by a third-party manufacturer and delivered to CWS for retail distribution. Each arrangement contains a single performance obligation under ASC 606-10-25-14, consisting of delivery of the product to the customer. The Company determined that the product is distinct in accordance with ASC 606-10-25-19, as it can be consumed independently.

Revenue is recognized at a point in time in accordance with ASC 606-10-25-30, when control transfers upon delivery to the customer. The Company has concluded that it acts as the principal under ASC 606-10-55-37A and 55-39, as it controls the product prior to transfer, establishes pricing, and bears inventory and production risk. Accordingly, revenue is recognized on a gross basis. Revenue is disaggregated as wholesale product revenue and recognized upon delivery. Due to regulatory restrictions, ownership transfers upon delivery with no right of return. Remaining performance obligations are not material in accordance with ASC 606-10-50-20.

Vault

The Company offers a subscription-based membership program that provides customers with access to exclusive benefits, including discounts, free shipping, and promotional offers. Each subscription arrangement contains a single performance obligation under ASC 606-10-25-14, consisting of the provision of ongoing membership benefits over the subscription term. In accordance with ASC 606-10-25-19, the Company determined that the membership services are not distinct individually but represent a series of services that are substantially the same and provided continuously over the subscription period.

Revenue is recognized over time in accordance with ASC 606-10-25-27, as the customer simultaneously receives and consumes the benefits of the membership. Revenue is recognized on a straight-line basis over the subscription period. The Company has concluded that it acts as the principal under ASC 606-10-55-37A and 55-39, as it controls the membership program and establishes pricing. Accordingly, revenue is recognized on a gross basis. Prior to the acquisition of the CWS Platform, the Company acted as an agent and recognized net revenue. Revenue is disaggregated as subscription revenue and recognized over the subscription period. The Company records reserves for chargebacks and cancellations based on historical experience, and remaining performance obligations are not disclosed for contracts with an original expected duration of one year or less in accordance with ASC 606-10-50-

Principal vs. Agent Considerations

The Company evaluates whether it acts as a principal or an agent in each revenue arrangement in accordance with ASC 606-10-55-36 through 55-40, considering whether it controls the promised good or service before transfer to the customer, bears inventory risk, and has pricing discretion. Where the Company is the principal, revenue is recorded gross. Where the Company is the agent, revenue is recorded net. The Company has determined it acts as principal for CWS Platform transactions and SWOL Tequila sales and records revenue on a gross basis accordingly.

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the years ended December 31, 2025 and 2024:

	Years Ended
	December 31,
Disaggregation of Revenues	2025	2024

CWS Platform	$1,251,543	$2,343,255
SWOL product sales	200,640	40,440
Revenue - product	1,452,183	2,383,695

Marketing	64,992	73,455
Vault	47,648	44,510
Revenue - services	112,640	117,965
Total revenues	$1,564,823	$2,501,660

The following table presents the timing of recognition of revenue for the years ended December 31, 2025 and 2024:

	Years Ended
	December 31,
Revenue recognized at a point in time	2025	2024

CWS Platform	$1,251,543	$2,343,255
SWOL product sales	200,640	40,440
Revenue - product	1,452,183	2,383,695

Revenue recognized over time
Marketing	64,992	73,455
Vault	47,648	44,510
Revenue - services	112,640	117,965
Total revenues	$1,564,823	$2,501,660

Cost of Revenue

Cost of revenue consists of all direct costs attributable to sales and performing marketing services. Cost of revenue includes product costs, packaging, shipping and other importing and delivery charges, as well as contracted marketing services. Cost of revenue also includes customer service personnel costs.

Sales and Marketing

Sales and marketing costs primarily consist of advertising, promotional expenses and marketing consulting and advisory services. Sales and marketing costs also include sales commissions.

Stock-Based Compensation

ASC 718-10 requires that share-based payment transactions with employees and non-employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

Leases

The Company leases certain office space from third parties. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For leases beginning in 2019 and later, at the inception of a contract management assesses whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the right to substantially all the economic benefit from the use of the asset throughout the period is obtained, and (3) whether the Company has the right to direct the use of the asset. At the inception of a lease, management allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company accounts for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non lease components (e.g., common-area maintenance costs).

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one year or more. The exercise of lease renewal options is at the Company’s sole discretion. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. The Company’s leases do not include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Certain lease agreements include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. All of the Company’s leases are classified as operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases and initial direct costs on our right-of-use asset and lease liability was not material.

ASC 842 requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or cancellation provisions, and determining the discount rate.

As the rate implicit in the lease is not usually available, the Company used an incremental borrowing rate based on the information available at the adoption date of ASC 842 in determining the present value of lease payments for existing leases. The Company will use information available at the lease commencement date to determine the discount rate for any new leases.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the potentially dilutive effect of outstanding equity awards and other convertible instruments. Potentially dilutive securities are excluded from the computation of diluted net loss per share when their inclusion would be anti-dilutive. As the Company incurred a net loss for each of the years ended December 31, 2025 and 2024, all potentially dilutive securities are anti-dilutive and diluted net loss per share is the same as basic net loss per share for both periods presented.

Segment Information

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company’s revenue segments have similar economic characteristics, and they are managed as a single business unit. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM reviews results when making decisions about allocating resources and assessing performance of the Company. The Company has determined that there is only one reportable operating segment.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates expected to be in effect in the years in which those temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records a valuation allowance against deferred tax assets to the extent it is more likely than not that some or all of the deferred tax assets will not be realized based on available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and the history of operating losses.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties related to uncertain tax positions, if any, are recognized as a component of income tax expense.

The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, for the fiscal year ended December 31, 2025. ASU 2023-09 requires enhanced disclosures in the rate reconciliation and additional disaggregation of income taxes paid. The adoption of ASU 2023-09 affected disclosures only and did not have an impact on the Company’s consolidated financial statements.

Recently Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses and other segment items regularly provided to the chief operating decision maker, and expands interim disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 for the fiscal year ended December 31, 2024, on a retrospective basis. The adoption affected disclosures only and did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, which requires enhanced disclosures in the annual rate reconciliation, including specific categories of reconciling items, and disaggregation of income taxes paid by federal, state, and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the fiscal year ended December 31, 2025. The adoption affected disclosures only and did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires public entities to disclose, in the notes to the financial statements, specified information about certain costs and expenses included in expense line items on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income (Topic 220) — Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03 for entities that do not have an issued interim financial statement before the issuance of ASU 2025-01. ASU 2025-01 is effective upon issuance. The adoption of ASU 2025-01 did not have a material impact on the Company’s consolidated financial statements.

In March 2025, the FASB issued ASU No. 2025-04, Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which clarifies the accounting for share-based payment awards granted to customers in connection with revenue arrangements, addressing the interaction between Topic 718 and Topic 606 with respect to measurement, classification, and recognition of such awards. ASU 2025-04 is effective for the Company for the fiscal year beginning January 1, 2026. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets: The ASU provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged over the life of current accounts receivable and current contract assets when estimating expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2025, with early adoption permitted. The Company does not expect ASU 2025-05 to have a material impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements: The ASU requires entities to disclose events occurring since the end of the last annual reporting period that have a material impact on the entity. The amendments apply to all entities that present interim financial statements in accordance with GAAP. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The amendments may be applied either prospectively or retrospectively. The Company expects ASU 2025-11 to impact its disclosures only and does not expect it to affect its results of operations, financial condition or cash flows.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes various non-substantive technical corrections and clarifications to the FASB Accounting Standards Codification. ASU 2025-12 is effective upon issuance. The Company does not expect the adoption of ASU 2025-12 to have a material impact on its consolidated financial statements.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Motor vehicle	$340,541	$-
Less: Accumulated depreciation	(28,378)	-
Property and equipment, net	$312,163	$-

Depreciation expense for the years ended December 31, 2025 and 2024 was $28,378 and nil, respectively.

5. ACQUISITION OF CWS PLATFORM

On November 1, 2023, LQR House Acquisition Corp. (the “Buyer”), a wholly owned subsidiary of the Company, and SSquared Spirits LLC (the “Seller”, “SSquared”) entered into a Domain Name Transfer Agreement (“Agreement”). Pursuant to the Agreement, the Seller irrevocably sold, assigned, transferred, and conveyed to the Buyer (a) all right, title, and interest in and to the domain name www.cwspirits.com (the “Domain Name”, “CWS Platform”), including its current registration and (b) any other rights (including, but not limited to, trademark rights associated with the Domain Name in any jurisdiction, all Internet traffic through the Domain Name and all Website Content (as defined in the Agreement) the Seller may have in the Domain Name, together with any goodwill associated therewith in exchange for the payment by the Buyer of the purchase price of $10,000.

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

The Company has consolidated the results of operations of the CWS Platform since November 1, 2023. During the year ended December 31, 2025, the Company determined that the CWS Platform intangible asset was fully impaired. The Company recorded an impairment charge of $10,000, which is included in impairment of investments in the consolidated statements of operations for the year ended December 31, 2025.

6. INVESTMENTS, AT COST

The Company held minority equity interests in Cannon Estate Winery Ltd. and DRNK Beverage Corp. (subsequently renamed Chase Mocktails Ltd.), both accounted for under the cost method as the Company does not exercise significant influence over either investee. During the year ended December 31, 2025, both investments were fully impaired and written off.

Cannon Estate Winery Ltd.

On May 19, 2024, the Company acquired approximately 9.99% of the common shares of Cannon Estate Winery Ltd., a British Columbia corporation (“Cannon”), pursuant to a Share Exchange Agreement with a majority shareholder and director of Cannon. The Company issued 750,000 shares of its common stock in exchange for 113,085 common shares of Cannon. The investment was recorded at $817,500, representing the fair value of the 750,000 shares issued based on a per share price of $1.09 on the acquisition date.

During the year ended December 31, 2025, the Company recognized an impairment charge of $817,500 on its investment in Cannon. The impairment was triggered by deterioration in Cannon’s financial performance, reduced prospects for recovery of carrying value.

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

As of December 31, 2024, the Company recognized an impairment expense of $4,500,000 related to its investment with DRNK. The impairment reflects the difference between the carrying value and the fair value of investment, as determined by the market conditions.

During the year ended December 31, 2025, the Company recognized an additional impairment charge of $300,000. The total cumulative impairment recognized on this investment is $4,800,000.

7. INVESTMENT IN JOINT VENTURES

In December 31, 2025, YHC Online Limited (“YHC”), a wholly-owned subsidiary of the Company, entered into four separate joint venture agreements with Bancroft Equity Limited, Emerald Wealth Inc., Meridian Financial Solutions Inc., and Sequoia Equity Group Inc., to cooperate in the creation of multi-channel network (“MCN”) content for digital platforms, including TikTok. Each joint venture is engaged in the creation and monetization of influencer-hosted content targeted at a specific geographic market. Under each agreement, YHC holds a 20% minority ownership interest and has no rights to appoint directors or officers of, or participate in the day-to-day management or operations of, any joint venture entity. The majority partner in each joint venture retains full operational control. None of the co-venturers is a related party of the Company.

The following table summarizes the key terms of each arrangement as of December 31, 2025:

Co-Venturer	Jurisdiction	Target Market	JV Entity	Total Commitment	Funded
Bancroft Equity Limited	Hong Kong	UK & Europe	Crofty Network Limited	5,000,000	3,590,000
Emerald Wealth Inc.	South Dakota	Greater China	EMYHC MCN Holdings Limited	6,000,000	4,380,000
Meridian Financial Solutions Inc.	Wyoming	Southeast Asia	Fastone Singapore Pte. Ltd.	8,000,000	6,700,000
Sequoia Equity Group Inc.	South Dakota	Middle East	Not yet formed (1)	5,000,000	3,824,000
Total				24,000,000	18,494,000

(1)	As of December 31, 2025, the joint venture entity for the Middle East arrangement had not yet been formed. The $3,824,000 advanced to Sequoia Equity Group Inc. is presented as advance for investment in joint venture on the consolidated balance sheet.

The Company evaluated its investments under ASC 323, Investments — Equity Method and Joint Ventures. Although YHC holds a 20% ownership interest in each joint venture entity, the Company has determined that significant influence does not exist over the three formed joint venture entities, as the express terms of each joint venture agreement explicitly prohibit YHC from appointing directors or officers of, or participating in the day-to-day management or operations of, any joint venture entity. As the presumption of significant influence has been rebutted, the equity method of accounting has not been applied, and the investments are carried at cost.

Each joint venture agreement provides YHC with a put right, exercisable at any time following the first anniversary of the respective agreement, pursuant to which YHC may require the co-venturer to repurchase YHC’s interest at a price equal to YHC’s total funded investment amount.

Of the aggregate $24,000,000 total commitment, $18,494,000 had been funded as of December 31, 2025, comprising $14,670,000 funded to the three formed joint venture entities and $3,824,000 advanced to Sequoia Equity Group Inc. pending formation of the Middle East joint venture entity.

No income or loss from the joint ventures was recognized during the year ended December 31, 2025, as the investments are carried at cost and no dividends or distributions were declared by any joint venture entity during the period. No impairment indicators were identified with respect to any joint venture investment as of December 31, 2025, based on the early stage of operations and the contractual put right providing for full recovery of the funded investment amount from each respective co-venturer.

In April 2026, all four agreements were terminated and all amounts previously funded, aggregating $18,494,000, were returned to YHC in full. Following the terminations, the Company has no remaining joint venture commitments or obligations.

8. ADVANCE PAYMENT TO DISTRIBUTOR

On March 25, 2025, the Company entered into a Distribution and Marketing Service Agreement with a Hong Kong entity pursuant to which the Company paid $529,000 for market access, brand development, and distribution services within the Asian market, excluding the Company’s SWOL Tequila product line. The amount has been recorded as a prepaid distribution and marketing cost and will be recognized as expense over the period in which services are rendered. As of December 31, 2025, no amortization has been recorded pending commencement of service under the arrangement.

On April 1, 2025, the Company entered into a Distribution and Marketing Services Agreement with a Hong Kong entity pursuant to which the entity agreed to provide market access, promotional services, and distribution of the Company’s products and CWSpirits.com platform within the Asian market, including selling through its network of distributors to wholesale and retail accounts such as bars, hotels, restaurants, and other licensed outlets, excluding the Company’s SWOL Tequila product line. Under the arrangement, products are distributed on a consignment basis, with title retained by the Company until sold, and the distributor remits proceeds to the Company on a cost plus 20% basis (FOB Mexico), payable in quarterly installments. The total fee paid by the Company for market access, promotional services, and distribution rights under the agreement is $2,750,000, which has been recorded as a prepaid distribution and marketing cost and will be recognized as expense commensurate with the performance of services. As of December 31, 2025, no amortization has been recorded pending commencement of services under the arrangement.

In April 2026, both arrangements were terminated and all amounts previously paid, aggregating $3,279,000, were returned to the Company in full. As a result, the Company does not anticipate recording any expense or loss in connection with these arrangements.

9. ACCRUED AND OTHER PAYABLES

Accrued and other payables consist of the following:

	December 31,
	2025	2024
Accrued retention and settlement payments	$13,729	$513,729
Accrued consulting and other fees	231,435	62,450
Taxes payable	11,143	263,087
Accrued deferred offering costs	115,000	-
Accrued compensation	280,000	-
Accrued legal & professional fees	177,809	-
Other accrued	153,623	88,445
Total accrued and other payables	$982,739	$927,711

Other accrued expenses, related party	45,000	-
Accrued retention and settlement payments, related parties	715,975	5,971,000
Total accrued and other payables, related parties	$760,975	$5,971,000

From October to December 2024, the Company entered into bonus and retention agreements reflect to retain key talent and incentivize critical personnel, including executives, directors, other related entities (See Note 11) and vendors. These were designed to ensure continuity in leadership, governance and support the Company’s long-term goals with key consultants and vendors, even though the Company is not currently profitable.

As of December 31, 2024, $6,484,729 were accrued and unpaid. During the year ended December 31, 2025, the Company paid approximately $5,755,025 of these previously accrued balances. The remaining balance of $729,704 remains accrued as of December 31, 2025, of which $715,975 relates to related parties and $13,729 pertains to other parties. Subsequent to December 31, 2025, the Company entered into an offset arrangement pursuant to which the outstanding accounts receivable, related party balance of $232,283 owed by Country Wine & Spirits, Inc. was offset against the accrued retention and settlement payments due to Kbros LLC of $675,975. The President of CWS is also the 100% owner of KBROS, the Company's contracted Product Handler, and accordingly CWS and KBROS are treated as affiliated related parties. The offset resulted in a net reduction of both balances by $232,283 with no cash exchanged.

10. STOCKHOLDERS’ EQUITY

Reverse Stock Split

On April 16, 2025, the Company filed a Certificate of Change to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-35 reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.0001 per share, which became effective on April 21, 2025. Pursuant to the Reverse Stock Split, every 35 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock. No fractional shares were issued; fractional amounts were rounded up to the nearest whole share at the individual stockholder level. The par value per share remained unchanged at $0.0001. All share and per share amounts in these consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Increase in Authorized Shares

On June 2, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase the number of authorized shares of common stock from 10,000,000 to 350,000,000 shares, par value $0.0001 per share. The increase was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on May 30, 2025.

2025 Stock Transactions

At-the-Market Offering

During the year ended December 31, 2025, the Company issued 13,434,601 shares of common stock pursuant to its at-the-market offering program under the At The Market Offering Agreement dated September 13, 2024 with H.C. Wainwright & Co., LLC, for aggregate net proceeds of $43,199,134.

Exercise of Warrants

During the year ended December 31, 2025, the Company issued 210,463 shares of common stock upon the cash exercise of outstanding warrants for aggregate gross proceeds of $4,051,415. As of December 31, 2025, no warrants remain outstanding.

Registered Direct Offering

On December 17, 2025, the Company entered into securities purchase agreements with certain investors and certain directors, officers, and employees of the Company for the purchase and sale of 7,249,972 shares of common stock at a price of $0.90 per share in a registered direct offering, for aggregate gross proceeds of approximately $6,524,975. The offering closed on December 19, 2025. Pursuant to a Placement Agency Agreement, A.G.P./Alliance Global Partners acted as sole placement agent and received a cash fee equal to 5.0% of gross proceeds. Net proceeds to the Company after placement agent fees were approximately $6,078,701. The shares were offered pursuant to the Company’s Registration Statement on Form S-3 (Registration No. 333-282118).

Separation Agreements

On January 2, 2025, the Company issued 3,334 shares of common stock to Avraham Ben-Tzvi in recognition of his service as a director. The shares were valued at $51.80 per share based on the grant-date fair value, for total non-cash compensation of $172,678, recognized as general and administrative expense during the year ended December 31, 2025.

On April 2, 2025, in connection with the resignation of David Lazar as President and as a member of the Board of Directors, the Company issued 2,857 shares of common stock pursuant to a Separation Agreement, which also provided for a cash payment of $415,000. The expense associated with the issuance of these shares of $111,000 was fully recognized during the year ended December 31, 2024. No additional expense related to this agreement was recognized during the year ended December 31, 2025. The shares are subject to a one-year lock-up agreement.

Consultant Agreement

On June 3, 2025, the Company issued 33,000 shares of common stock pursuant to an Advisory Services Agreement with a third party for capital markets and investor relations advisory services. The shares were valued at $1.44 per share based on the agreement date, resulting in total non-cash compensation expense of $47,520, recognized as general and administrative expense during the year ended December 31, 2025.

2024 Stock Transactions

Common Stock Issued for Investment

In May 2024, the Company issued 21,429 shares of common stock pursuant to the Cannon Agreement for a fair value of $817,500, representing 113,085 common shares of Cannon Estate Winery Ltd. See Note 6 - Investments, at Cost.

Securities Purchase Agreements

On October 15, 2024, the Company entered into a Securities Purchase Agreement with David E. Lazar, pursuant to which the Company issued 31,481 shares of common stock at a price of $19 per share for gross proceeds of $606,000.

In December 2024, the Company issued 124,364 shares of common stock to several accredited investors at a price of $19 per share and five-year warrants to purchase an aggregate of 311,688 shares of common stock at the exercise price of $19 per share (the “Warrant”) pursuant to the Securities Purchase Agreement (“Lazar Purchase Agreement”), dated October 15, 2024 by and between the Company and David E. Lazar. These investors obtained the rights to the issuance of such securities pursuant to the assignment of rights of a purchaser by David Lazar as provided for in the Lazar Purchase Agreement. The Company received net proceeds of $2,394,000 pursuant to the transaction.

In December 2024, the Company issued 18,183 share of common stock at a price of $19 per share to various investors pursuant to a Securities Purchase Agreement for aggregate gross proceeds of $350,020.

At-the-Market Offering

During the year ended December 31, 2024, the Company issued 42,445 share of common stock pursuant to its at-the-market offering program for net proceeds of $1,543,079.

Exercise of Warrants

In December 2024, 59,366 share of common stock were issued pursuant 101,226 cashless exercise of outstanding warrants. As of December 31, 2024, 210,462 warrants remained outstanding.

Repurchase of Common Stock

In January 2024, the Company purchased 5,447 share of common stock for $547,415, which is recorded as treasury stock in the accompanying consolidated balance sheets and statements of stockholders’ equity.

Restricted Stock Units

In August 2023, the Company granted 893 restricted stock units, the Director RSU’s, which were to vest in eight equal quarterly installments commencing on October 1, 2023. On August 30, 2023, the Board authorized deferring the vesting of the Director RSUs until such date that the 2021 Plan is amended, which occurred on December 19, 2024, at which time vesting resumed. The 2023 Director RSUs had a grant-date fair value of $6,266,533.

In December 2024, the Company granted 5,714 restricted stock units to four newly elected independent directors 1,429 RSUs each (the “2024 Director RSUs”), vesting in eight equal quarterly installments commencing in the first quarter of 2025, subject to continued service. The 2024 Director RSUs had a grant-date fair value of $55.65 per unit, for an aggregate grant-date fair value of $318,000.

The following table summarizes RSU activity for the years ended December 31, 2025 and 2024:

	Restricted Stock Units
	Number of shares	Weighted Average Fair Value

Unvested as of December 31, 2023	836	$6,911
Granted	5,714	56
Vested	(469)	7,000
Forfeited	(86)	6,125
Unvested as of December 31, 2024	5,996	$382
Granted	-	-
Vested	(2,419)	839
Forfeited	(3,577)	73
Unvested as of December 31, 2025	-	$-

Stock-based compensation expense recognized in connection with RSU vesting was $1,712,769 and $2,533,256 for the years ended December 31, 2025 and 2024, respectively, recorded within general and administrative expenses in the consolidated statements of operations. As of December 31, 2025, all restricted stock units have been fully vested or forfeited and there is no unrecognized compensation cost remaining.

11. RELATED PARTY TRANSACTIONS

KBROS and Ssquared Spirits LLC

The Company’s founder and Chief Executive Officer, who is a stockholder and member of the board of directors has an economic interest in Ssquared Spirits LLC, the seller of the CWS Platform acquisition. The spouse of the Company’s former Chief Executive Officer and director, is the President and controlling stockholder of KBROS, the managing member and director of Ssquared Spirits LLC, and a minority shareholder with the Company. See Note 5 for the CWS Platform acquisition from SSquared.

KBROS serves as the Company’s Product Handler pursuant to a Product Handling Agreement, under which KBROS provides product procurement, order fulfillment, and regulatory compliance services in connection with the CWS Platform. Under the agreement, KBROS is entitled to a monthly fee of $40,000 plus reimbursement of shipping and handling fees incurred in fulfilling customer orders, and a bonus upon reaching certain revenue milestones. The Company incurred product handling fees of $40,000 and $480,000 to KBROS for the years ended December 31, 2025 and 2024, respectively, recorded within cost of revenue in the consolidated statements of operations. In addition, for the years ended December 31, 2025 and 2024, the Company paid $100,000 and 200,000, respectively, in incentive compensation, which is included in sales and marketing expenses in the consolidated statements of operations.

In October, 2024, the Company entered into a settlement and release agreement with KBROS, and its controlling stockholder, for an aggregate amount equal to $4,100,000, which is included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2025 and December 31, 2024, $675,975 and $3,600,000, respectively, remained unpaid and were included in accrued and other payables, related party on the consolidated balance sheet.

See Note 15 for funding commitment with KBROS.

Country Wine & Spirits, Inc. (“CWS”)

CWS operates six brick and mortar locations for the sale of beer, wine, spirits and create value in retail locations throughout Southern California and specializes in logistics of shipping and helping brands reach customers. To date CWS has distributed all of the alcohol ordered by customers through the CWS Platform, via our Product Handler agreement with KBROS. The President of CWS is also the 100% owner of KBROS, the Product Handler.

As of December 31, 2025, the Company had gross accounts receivable, related party with CWS of $300,231, against which the Company recorded an allowance for credit losses of $67,948, resulting in a net carrying value of $232,283, included in accounts receivable, related party on the consolidated balance sheet. As of December 31, 2024, accounts receivable, related party with CWS was $149,510 with no allowance recorded. Subsequent to December 31, 2025, the Company offset the outstanding receivable balance against regular payables due to KBROS, resulting in a net settlement of the amount owed.

Performance Bonus – Chief Executive Officer

During the years ended December 31, 2025 and 2024, the Company paid its Chief Executive Officer a performance bonus of $100,000 and $200,000 for achieving certain revenue levels through the CWS Platform, which is included under sales and marketing expense in the consolidated statements of operations.

Retention Agreements

In October 2024, the Company entered into a retention agreement with its Chief Financial Officer whereby a retention bonus of $550,000 was awarded for continued services. This amount was included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024. As of December 31, 2025 and 2024, $0 and $250,000, respectively, remained unpaid and is included within accrued and other payables, related party in the consolidated balance sheets.

In October 2024, the Company entered into a retention agreement with its Chief Executive Officer, and entities affiliated with the CEO, whereby a retention bonus of $850,000 was awarded for continued services. This amount was included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024. As of December 31, 2025 and 2024, $0 and $800,000, respectively, remained unpaid and is included within accrued and other payables, related party in the consolidated balance sheets.

In October 2024, the Company entered into a retention agreement with its Chief Marketing Officer, Jaclyn Hoffman, whereby a retention bonus of $285,000 was awarded for continued services. This amount was included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024. As of December 31, 2025 and 2024, $0 and $255,000, respectively, remained unpaid and is included within accrued and other payables, related party in the consolidated balance sheets.

In October 2024, the Company entered into a retention agreement with its director Alexandra Hoffman whereby a retention bonus of $600,000 was awarded for continued services. This amount was included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024. As of December 31, 2025 and 2024, $0 and $500,000, respectively, remained unpaid and was included within accrued and other payables, related party on the consolidated balance sheet.

During the year ended December 31, 2025 and 2024, the Company paid an aggregate of $0 and $120,000, respectively, to four former directors as per their respective settlement agreements.

Due to/from Related Parties

As of December 31, 2025, the Company had $6,713 due to related parties on the consolidated balance sheet, consisting of (i) $3,713 in Company business expenses charged to a credit card held by Sean Dollinger, the Company’s Chief Executive Officer, representing reimbursable business expenses; and (ii) $3,000 payable directly to Mr. Dollinger. As of December 31, 2024, there were no such amounts outstanding.

As of December 31, 2025, the Company had $2,364,450 due from related parties, consisting of $50,000 due from Sean Dollinger, the Company’s Chief Executive Officer, and $2,314,450 due from President and a member of the Board of Directors of the Company. As of December 31, 2024, there were no such amounts outstanding. These amounts are unsecured, non-interest bearing, and have no fixed repayment terms. On April 10, 2026, the amount was received by the Company.

Lease

The Company historically leased space, which is now month-to-month from South Doll Limited Partnership, an entity affiliated with the Company’s CEO. During the year ended December 31, 2024, as part of the retention and settlement agreements, the Company agreed to pay this entity $40,000, which is outstanding as on December 31, 2025 and 2024 and included in accrued and other payables, related party in the consolidate balance sheets.

SWOL Holdings Inc., a wholly owned subsidiary of the Company, entered into a commercial lease agreement with CapMinds, a related party, for office space at 6538 Collins Avenue, Suite 344, Miami Beach, Florida 33141, commencing March 15, 2025 and expiring March 31, 2030, at a monthly base rent of $1,200. CapMinds is an entity affiliated with Alexandra Hoffman, Secretary and Technical Writer of the Company and Chief Executive Officer of SWOL Holdings Inc.

The Company also maintains a mailing address in North Carolina at 5306 Six Forks Rd Ste 107 PMB1290 Raleigh, NC 27609, which is used for correspondence and administrative purposes.

12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company determines its operating segments in accordance with ASC 280, Segment Reporting, based on the information reviewed by the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer. The CODM reviews financial performance and allocates resources on the basis of consolidated net loss as presented in the consolidated statements of operations. Accordingly, the Company has determined that it operates as a single reportable segment in the beverage alcohol e-commerce and marketing industry. The financial information for this single segment is presented in the consolidated financial statements and accompanying notes contained herein.

Geographic Information

The Company’s revenues are generated primarily in the United States. The Company’s subsidiary, YHC Online Limited, is incorporated and operates in Hong Kong; however, it did not generate revenue during the years ended December 31, 2025 and 2024. Accordingly, substantially all revenues are attributable to the United States.

13. LEASES

SWOL Lease

In March 2025, SWOL Holdings Inc., a wholly-owned subsidiary of the Company, entered into a commercial lease agreement with CapMinds, a related party, for office space located at 6538 Collins Ave, Suite 344, Miami Beach, Florida, which also serves as the Company’s principal executive offices. CapMinds is an entity affiliated with Alexandra Hoffman, CEO of SWOL Holdings. See Note 11 - Related Party Transactions. The lease commenced on March 15, 2025 and expires on March 31, 2030, with a term of approximately five years. Base rent is $1,200 per month, with all utilities and service charges borne by the landlord. The lease does not contain renewal options at a predetermined rate, variable lease payments, or residual value guarantees.

Upon commencement, the Company recognized a right-of-use asset and corresponding operating lease liability calculated using an incremental borrowing rate of 8.0% per annum. For the year ended December 31, 2025, the Company recognized lease expense of $10,800, included in general and administrative expenses in the consolidated statements of operations.

The following table summarizes the operating lease assets and liabilities as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Operating Leases
Right-of-use assets	$51,651	$-

Right of use liability, current portion	10,628	-
Right of use liability	41,023	-
Total lease liabilities	$51,651	$-

Weighted Average Remaining Lease Term (years)	4.25
Weighted Average Discount Rate	8%

A summary of lease expense recognized in the consolidated statement of operations is as follows:

	Years Ended December 31,
	2025	2024
Operating Leases
Amortization of right-of-use asset	$7,637	$-
Internet of lease liability	3,163	$-
Total operating lease expense	$10,800	$-

The following is the summary of future minimum payments:

December 31,
2026	14,400
2027	14,400
2028	14,400
2029	14,400
Thereafter	3,600
Total lease payments	61,200
Less: Imputed interest	(9,549)
Total	$51,651

Subsequent to December 31, 2025, the commercial lease agreement became ineffective. As a result of the lease going ineffective, the related right-of-use asset of $51,651 and operating lease liability of $51,651 recognized on the consolidated balance sheet as of December 31, 2025 will be derecognized in the period in which the lease was determined to be ineffective.

14. INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income Tax expense

The income tax expense consisted of the following for the years ended December 31, 2025 and 2024:

Years Ended December 31,
	2025	2024
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total income tax expense	$-	$-

Effective Tax Rate Reconciliation

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

	For the year ended December 31,		For the year ended December 31,
	2025	2025(%)	2024	2024(%)
Tax benefit at statutory federal rate	(7,134,082)	-27.95%	(6,360,248)	-27.95%
State income taxes	-	0.0%	-	0.0%
Non-deductible M&E	43,044	0.2%	18,446	0.08%
Non-deductible impairment charges and other	315,159	1.2%	1,134,572	4.99%
Non-deductible stock-based compensation	540,302	2.1%	708,096	3.11%
Change in valuation allowance	6,235,577	24.44%	4,499,134	19.77%
Effective income tax rate	$-	0%	$-	0%

Deferred Tax Assets

The significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$13,449,558	$7,213,981
Total gross deferred tax assets	13,449,558	7,213,981
Less: Valuation allowance	(13,449,558)	(7,213,981)
Net deferred tax asset	$-	$-

Net Operating Loss Carryforwards

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $48.1 million. These NOL carryforwards were generated after December 31, 2017 and may be carried forward indefinitely. However, pursuant to the Tax Cuts and Jobs Act of 2017, the utilization of these NOL carryforwards is limited to 80% of taxable income in any given tax year. The Company’s NOL carryforwards may be subject to further annual limitations under Section 382 of the Internal Revenue Code in the event of certain ownership changes.

Valuation Allowance

The following table presents the activity in the Company’s valuation allowance for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Balance, beginning of year	$7,213,981	$2,714,847
Increase:
Current year NOL generated	6,235,577	4,499,134
Balance, end of year	$13,449,558	$7,213,981

The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2025 and 2024. Management determined that it is more likely than not that the deferred tax assets will not be realized, based on the Company’s history of cumulative operating losses and the uncertainty regarding the generation of sufficient future taxable income.

Uncertain Tax Positions

The Company had no unrecognized tax benefits as of December 31, 2025 and 2024, and does not anticipate any material changes in unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties were recognized during the years ended December 31, 2025 and 2024.

The Company files income tax returns in the U.S. federal jurisdiction, applicable U.S. state jurisdictions, and Hong Kong.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is subject to taxation in the following jurisdictions:

United States — Federal and State: The Company is subject to U.S. federal corporate income tax at a statutory rate of 21% under the Tax Cuts and Jobs Act of 2017. The Company also determined that California state income tax applies, resulting in a combined blended effective rate of approximately 27.95%. Nevada, the Company’s state of incorporation through March 2, 2026, does not impose a state corporate income tax. Following reincorporation in Delaware on March 2, 2026, the Company may be subject to Delaware state income tax in future periods.

Hong Kong: YHC Online Limited, incorporated in Hong Kong in July 2025, is subject to Hong Kong profits tax at a rate of 8.25% on the first HKD 2,000,000 of assessable profits and 16.5% on profits above that threshold. YHC Online Limited did not generate any taxable income in Hong Kong during the year ended December 31, 2025.

The Company files income tax returns in the U.S. federal jurisdiction, applicable U.S. state jurisdictions, and Hong Kong. The Company is not presently subject to any income tax audit in any taxing jurisdiction. All tax years from 2021 remain open to examination by U.S. federal and applicable state tax authorities, and all periods since YHC Online Limited’s incorporation in July 2025 remain open to examination by Hong Kong tax authorities.

15. COMMITMENTS AND CONTINGENCIES

Funding Commitment Agreement

On November 1, 2023, the Company entered into a Funding Commitment Agreement with KBROS, the Product Handler pursuant to the Product Handling Agreement as defined in Note 5. Pursuant to this agreement, the Company committed to provide annual funding to the Product Handler from time to time in the minimum amount of $2,500,000 to enable the Product Handler to purchase inventory from Company-approved vendors (“Vendors”). The Company may, without notice to Product Handler, elect not to advance funding for any inventory sold by particular Vendors with respect to which the Company reasonably feels insecure. This Agreement concerns a funding commitment, and not the purchase of Products from Product Handler or Vendors.

For further details regarding the settlement agreement, see Note 11.

Legal Proceedings — Kingbird Ventures, LLC

On July 11, 2025, the Company, along with several of its current and former officers and directors and other parties, was named as a defendant in an action filed in the Eighth Judicial District Court, Clark County, Nevada, captioned Kingbird Ventures, LLC v. Sean Dollinger, et al. The complaint alleged, among other things, breach of fiduciary duties, violations of Nevada Revised Statutes Sections 78.650, 78.630, 207.400, 90.570, and 32.010, alter ego liability, and civil conspiracy. The complaint sought, among other things, unspecified monetary damages, a declaratory judgment, injunctive relief to freeze the assets of the Company and certain other defendants, and relief to prevent material corporate decisions by the Company.

On September 22, 2025, the Company entered into two settlement agreements with Kingbird Ventures and the other parties named therein to resolve all matters related to the litigation.

The First Settlement Agreement resolved the direct claims asserted by Kingbird Ventures against the Company and other defendants, providing for the dismissal of all direct claims with prejudice, mutual releases among the parties, a cash payment obligation of $13,000,000 from the Nevada Defendants (as defined in the First Settlement Agreement), and customary provisions including no admission of liability and confidentiality.

The Second Settlement Agreement resolved the stockholder derivative claims brought on behalf of the Company against certain current and former officers and directors, providing for the dismissal of the derivative action with prejudice, subject to court approval, mutual releases among the parties, and customary provisions including no admission of liability, cooperation undertakings, and confidentiality.

The Company recognized the full settlement amount of $13,000,000 as legal settlement expense in the consolidated statements of operations for the year ended December 31, 2025, presented as a separate line item within other expense to distinguish it from the Company’s ongoing operating results. As of December 31, 2025, the settlement obligation has been paid in full and no remaining liability is recorded on the consolidated balance sheet in connection with this matter.

16. SUBSEQUENT EVENTS

Reincorporation and Capital Structure Changes

On March 2, 2026, the Company’s stockholders approved the reincorporation of the Company from the State of Nevada to the State of Delaware, which was effected on the same date. In connection with the special meeting, stockholders also approved an increase in the number of authorized shares of common stock from 350,000,000 to 1,500,000,000 shares, and authorized the Board of Directors, at its discretion, to effect one or more reverse stock splits of the Company’s common stock at a ratio ranging from 1-for-40 to 1-for-800 at any time prior to February 23, 2028. As of the date of these financial statements, no reverse stock split has been effected.

At-the-Market Offering

On March 11, 2026, the Company entered into a sales agreement with A.G.P./Alliance Global Partners, pursuant to which the Company may sell shares of its common stock having an aggregate offering price of up to $50,273,610 from time to time in at-the-market transactions. The sales agent is entitled to a commission of 3.0% of gross proceeds per share sold.

Termination of Joint Venture Agreements

In April 2026, all four joint venture agreements entered into in December 2025 by YHC Online Limited with Bancroft Equity Limited, Emerald Wealth Inc., Meridian Financial Solutions Inc., and Sequoia Equity Group Inc. were terminated. In connection with the terminations, all amounts previously funded under the agreements, aggregating $18,494,000, comprising $14,670,000 funded to the three formed joint venture entities and $3,824,000 advanced to Sequoia Equity Group Inc., were returned to the Company in full. Following the terminations, the Company has no remaining joint venture commitments or obligations.

Termination of Distribution and Marketing Service Agreements

In April 2026, both distribution and marketing service agreements entered into during 2025 with two Hong Kong entities were terminated. In connection with the terminations, all amounts previously paid under the agreements, aggregating $3,279,000, were returned to the Company in full.

SWOL Holdings Inc.- Form S-1 Registration Statement

On January 27, 2026, SWOL Holdings Inc., a wholly-owned subsidiary of the Company, filed a registration statement on Form S-1 with the SEC in connection with a proposed initial public offering of SWOL’s equity securities. As of the date of these financial statements, the registration statement has not been declared effective. There can be no assurance that the offering will be completed on the terms currently contemplated, or at all. The Company had $203,950 in deferred offering costs related to this registration statement recorded as of December 31, 2025, which will be reclassified to additional paid-in capital upon completion of the offering or expensed if the offering is abandoned.

Fusion Five Continents Securities Limited Share Purchase Agreement

On April 11, 2026, the Company entered into a share purchase agreement with Fusion Five Continents Securities Limited, a New Zealand limited company (the “Target Company”), and with the Target Company’s controlling shareholder, pursuant to which the Company agreed to acquire all of the issued and outstanding shares of the Target Company in multiple closings, at a total consideration of $126,880,000. An initial payment of $28,080,000 in Tether (USDT) will be made no later than April 24, 2026 for 24% of the Target Company’s ordinary shares. The acquisition of a controlling stake in the Target Company is subject to required government regulatory approvals, after which the Company will complete the purchase of the remaining Target Company shares in one or more subsequent closings for an aggregate purchase price of $98,800,000.

The Target Company is a brokerage enabling clients internationally to buy and sell securities electronically and offering clients the ability to make stablecoin deposits for the trading of Hong Kong and U.S. equities. In addition to commercial considerations about revenue growth and market potential, the Company’s management believes that the Target Company will help to ensure the Company’s long-term financial stability and profitability.