Form 10-Q
period 2026-03-31
LQR House Inc.
filed 2026-05-15
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, the Company had 21,371,656 shares of common stock, $0.0001 par value, issued and 21,366,209 shares of common stock, $0.0001 par value, outstanding.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LQR HOUSE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$4,444,975	$5,975,408
Accounts receivable	8,440	23,946
Accounts receivable, related party	-	232,283
Advance for investment in joint venture	3,824,000	3,824,000
Advance payment to distributor	3,279,000	3,279,000
Prepaid expenses	295,182	276,157
Due from related party	2,852,215	2,364,450
Security deposit	19,450	19,450
Total current assets	14,723,262	15,994,694
Property and equipment, net	295,136	312,163
Right- of- use asset	-	51,651
Deferred offering costs	283,950	203,950
Investment in joint ventures	14,670,000	14,670,000
Total assets	$29,972,348	$31,232,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,464	$76,519
Accrued and other payables	1,069,714	982,739
Accrued and other payables, related party	337,320	760,975
Contract liabilities	12,181	10,423
Due to related party	-	6,713
Lease liability	-	21,428
Total current liabilities	1,554,679	1,858,797
Lease liability, non-current	-	41,023
Total liabilities	1,554,679	1,899,820

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value, 1,500,000,000 shares authorized, 21,371,656 and 21,366,209 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	2,137	2,137
Additional paid-in capital	97,707,337	97,707,337
Treasury stock, at cost (5,447 shares)	(547,415)	(547,415)
Accumulated deficit	(68,744,390)	(67,829,421)
Total stockholders’ equity	28,417,669	29,332,638
Total liabilities and stockholders’ equity	$29,972,348	$31,232,458

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)

Revenue - services	$12,572	$77,356
Revenue - product	210,111	351,984
Total revenues	222,683	429,340

Cost of revenue - services	13,553	1,400
Cost of revenue - product	231,366	397,782
Total cost of revenue	244,919	399,182
Gross (loss) profit	(22,236)	30,158

Operating expenses:
General and administrative	2,780,900	2,023,161
Sales and marketing	105,000	406,853
Total operating expenses	2,885,900	2,430,014

Loss from operations	(2,908,136)	(2,399,856)

Other income (expense):
Other income	1,993,167	10,206
Total other income	1,993,167	10,206

Income tax expense	-	-
Net loss	$(914,969)	$(2,389,650)

Weighted average common shares outstanding - basic and diluted	21,366,209	621,437
Net loss per common share - basic and diluted	$(0.04)	$(3.85)

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	435,788	$44	(5,447)	$(547,415)	$42,336,213	$(42,306,803)	$(517,961)
Vesting of restricted stock units	808	-	-	-	695,508	-	695,508
Issuance of common stock pursuant to directors agreement	6,191	1	-	-	283,678	-	283,679
Issuance of common stock pursuant to ATM	413,520	41	-	-	5,178,779	-	5,178,821
Exercise of warrants	210,463	21	-	-	4,051,394	-	4,051,415
Effect of stock split	28	-	-	-	-	-	-
Net loss	-	-	-	-	-	(2,389,650)	(2,389,650)
Balances at March 31, 2025	1,066,798	$107	(5,447)	$(547,415)	$52,545,573	$(44,696,453)	$7,301,812

Balances at December 31, 2025	21,371,656	$2,137	(5,447)	$(547,415)	$97,707,337	$(67,829,421)	$29,332,638
Net loss	-	-	-	-	-	(914,969)	(914,969)
Balances at March 31, 2026	21,371,656	$2,137	(5,447)	$(547,415)	$97,707,337	$(68,744,390)	$28,417,669

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(914,969)	$(2,389,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	868,189
Depreciation	17,027	-
Changes in operating assets and liabilities:
Accounts receivable	15,506	(20,700)
Prepaid expenses	(19,025)	(38,866)
Due to/from related party	(494,478)	-
Accounts payable	58,945	(395,512)
Accounts payable, related party	-	7,236
Accrued and other payables	86,975	(533,462)
Accrued and other payables, related party	(191,372)	(4,116,608)
Contract liabilities	1,758	-
Lease liability, net	(10,800)	-
Net cash used in operating activities	(1,450,433)	(6,619,373)
Cash flows from financing activities:
Payment of deferred offering cost	(80,000)	-
Issuance of common stock pursuant to exercise of warrants	-	4,051,415
Issuance of common stock pursuant to ATM offering	-	5,070,767
Net cash (used in) provided by financing activities	(80,000)	9,122,181
Net change in cash and cash equivalents	(1,530,433)	2,502,808
Cash and cash equivalents at beginning of period	5,975,408	5,386,789
Cash and cash equivalents at end of period	$4,444,975	$7,889,597

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash flow information:
Issuance of common stock for accrued expenses	$-	$111,000
Subscription receivable	$-	$108,054

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

Through its wholly owned subsidiary SWOL Holdings Inc., incorporated in the State of Nevada on January 22, 2025, the Company develops and markets SWOL Tequila, a proprietary tequila brand. The Company also provides digital marketing services to alcohol industry brands.

Through its wholly-owned subsidiary YHC Online Limited, incorporated in Hong Kong in July 2025, the Company entered into joint venture agreements in December 2025 to cooperate in the creation and monetization of multi-channel network (“MCN”) content for digital platforms. Subsequent to March 31, 2026, all joint venture agreements were terminated and all amounts previously funded were returned to the Company in full. See Note 7 — Investment in Joint Ventures and Note 15 — Subsequent Events.

Reincorporation and Increase in Authorized Shares

On March 2, 2026, the Company’s stockholders approved the reincorporation of the Company from the State of Nevada to the State of Delaware, which was effected on the same date. In connection with the special meeting, stockholders also approved an increase in the number of authorized shares of common stock from 350,000,000 to 1,500,000,000 shares, par value $0.0001 per share.

2. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception, including a net loss of $914,969 for the three months ended March 31, 2026. As of March 31, 2026, the Company had an accumulated deficit of $68,744,390 and negative operating activities of $1,450,433 for the three months ended March 31, 2026.

Management Plans

Subsequent to March 31, 2026, the Company received aggregate proceeds of $21,773,000 from April 9, 2026 to April 13, 2026 in connection with the termination of its joint venture agreements and distribution and marketing service agreements. These proceeds substantially strengthened the Company’s liquidity position following the balance sheet date. See Note 15 — Subsequent Events.

On April 11, 2026, the Company entered into a share purchase agreement to acquire Fusion Five Continents Securities Limited (the “Target Company”), a New Zealand regulated brokerage enabling clients internationally to buy and sell securities electronically and to make stablecoin deposits for the trading of Hong Kong and United States equities, for total consideration of $126,880,000. Management believes this proposed acquisition would expand the Company’s operations into the financial services sector. The acquisition of a controlling stake is subject to required government regulatory approvals. See Note 15 — Subsequent Events.

On March 11, 2026, the Company entered into a sales agreement with A.G.P./Alliance Global Partners, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50,273,610 from time to time in at-the-market transactions, subject to market conditions and applicable securities law limitations. In addition, on March 2, 2026, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 350,000,000 to 1,500,000,000, providing additional capacity to support future equity financings.

Based on the above factors, management believes that the Company’s current cash position, together with the proceeds received subsequent to March 31, 2026 and the availability of its at-the-market equity facility, will be sufficient to fund the Company’s operations and minimum obligations for at least the next 12 months from the date these unaudited condensed consolidated financial statements are available to be issued.

Notwithstanding the above, there can be no assurance that the Company will successfully complete the proposed acquisition of Fusion Five Continents Securities Limited, obtain the required regulatory approvals, raise sufficient additional capital to fund subsequent acquisition closings, or achieve profitability from its operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The Company’s fiscal year end is December 31.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act and has elected to comply with certain reduced public company reporting requirements; however, the Company may adopt accounting standards based on the effective dates for public entities when early adoption is permitted.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the unaudited condensed consolidated financial statements related to the three-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Form 10-K filed with the SEC on April 15, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of LQR House Inc. and its wholly-owned subsidiaries, LQR House Acquisition Corp., SWOL Holdings Inc., and YHC Online Limited. All intercompany transactions, balances, revenues, and expenses between the Company and its subsidiaries have been eliminated in consolidation. The Company does not have any variable interest entities or non-controlling interests.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the allowance for credit losses on accounts receivable, the valuation allowance against deferred tax assets, stock-based compensation, and the fair value of equity instruments issued in connection with financing transactions. Actual results could differ materially from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash at bank and online payment platforms which are unrestricted as to withdrawal and use, and which have original maturities of three months or less.

Investments

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

Expenditure for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expenses as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of operations.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

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

There were no transfers between Level 1, Level 2, or Level 3 fair value classifications during the three months ended March 31, 2026.

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

As of March 31, 2026 and December 31, 2025, the Company recorded an allowance for credit losses of $67,948 and $67,948, respectively.

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

No impairment charge of long-lived assets was recorded for the three months ended March 31, 2026 and 2025.

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

As of March 31, 2026 and December 31, 2025, the Company had deferred offering costs of $283,950 and $203,950, respectively, relating to the registration of securities of SWOL Holdings Inc., a wholly-owned subsidiary of the Company, in connection with its Form S-1 registration statement.

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

The following table presents the activity in contract liabilities for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

Balance, beginning of the period	$10,423	$-
Additions - consideration received in advance	12,181	-
Revenue recognized	(10,423)
Balance, end of the period	$12,181	$-

As of March 31, 2026 and December 31, 2025, the Company had contract liabilities of $12,181 and $10,423, respectively, representing advance payments received from customers for goods or services not yet delivered. The Company expects to recognize the balance outstanding as of March 31, 2026, as revenue within the next twelve months as the related performance obligations are satisfied.

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

Revenue is recognized over time in accordance with ASC 606-10-25-27, as the customer simultaneously receives and consumes the benefits of the services as they are performed. The Company measures progress using a time-elapsed output method over the campaign period. The Company has concluded that it acts as the principal under ASC 606-10-55-37A and 55-39, as it controls the services prior to transfer, maintains primary responsibility for fulfillment, and has discretion in directing third-party service providers. Accordingly, revenue is recognized on a gross basis. Revenue from marketing services is disaggregated and recognized over the campaign period, and contracts are generally short-term in nature; therefore, the Company does not disclose remaining performance obligations pursuant to the practical expedient in ASC 606-10-50-14(a).

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

The Company has concluded that it acts as the principal in these arrangements under ASC 606-10-55-37A and 55-39, as it establishes pricing, directs marketing activities, and bears financial inventory risk, including risk of loss. Accordingly, revenue is recognized on a gross basis. Revenue is disaggregated as e-commerce product revenue and recognized upon delivery, and the Company does not have material remaining performance obligations due to the short-term nature of transactions in accordance with ASC 606-10-50-14(a).

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

Revenue is recognized at a point in time in accordance with ASC 606-10-25-30, when control transfers upon delivery to the customer. The Company has concluded that it acts as the principal under ASC 606-10-55-37A and 55-39, as it controls the product prior to transfer, establishes pricing, and bears inventory and production risk. Accordingly, revenue is recognized on a gross basis. Revenue is disaggregated as wholesale product revenue and recognized upon delivery. Due to regulatory restrictions, ownership transfers upon delivery with no right of return. Remaining performance obligations are not material in accordance with ASC 606-10-50-14(a).

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

Revenue is recognized over time in accordance with ASC 606-10-25-27, as the customer simultaneously receives and consumes the benefits of the membership. Revenue is recognized on a straight-line basis over the subscription period. The Company has concluded that it acts as the principal under ASC 606-10-55-37A and 55-39, as it controls the membership program and establishes pricing. Accordingly, revenue is recognized on a gross basis. Prior to the acquisition of the CWS Platform, the Company acted as an agent and recognized net revenue. Revenue is disaggregated as subscription revenue and recognized over the subscription period. The Company records reserves for chargebacks and cancellations based on historical experience, and remaining performance obligations are not disclosed for contracts with an original expected duration of one year or less in accordance with ASC 606-10-50-14(a).

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

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
Disaggregation of Revenues	2026	2025

CWS Platform	$207,633	$330,341
SWOL product sales	2,478	21,643
Revenue - product	210,111	351,984

Marketing	8,300	62,402
Vault	4,272	14,954
Revenue - services	12,572	77,356

Total revenues	$222,683	$429,340

The following table presents the timing of recognition of revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Revenue recognized at a point in time
CWS Platform	$207,633	$330,341
SWOL product sales	2,478	21,643
Revenue - product	210,111	351,984

Revenue recognized over time
Marketing	8,300	62,402
Vault	4,272	14,954
Revenue - services	12,572	77,356

Total revenues	$222,683	$429,340

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net loss per share. As all potentially dilutive securities are anti-dilutive as of March 31, 2026 and 2025, diluted net loss per share is the same as basic net loss per share for each period. The Company had no dilutive instruments outstanding as of March 31, 2026.

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

Recently Issued Accounting Pronouncements

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

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of	As of
	March 31,	December 31,
	2026	2025
Motor vehicle	$340,541	$340,541
Less : Accumulated depreciation	(45,405)	(28,378)
Property and equipment, net	$295,136	$312,163

Depreciation expense for the three months ended March 31, 2026 and 2025 was $17,027 and nil, respectively.

5. ACQUISITION OF CWS PLATFORM

On November 1, 2023, LQR House Acquisition Corp. (the “Buyer”), a wholly owned subsidiary of the Company, and SSquared Spirits LLC (the “Seller”, “SSquared”) entered into a Domain Name Transfer Agreement (“Agreement”). Pursuant to the Agreement, the Seller irrevocably sold, assigned, transferred, and conveyed to the Buyer (a) all right, title, and interest in and to the domain name www.cwspirits.com (the “Domain Name”, “CWS Platform”), including its current registration and (b) any other rights (including, but not limited to, trademark rights associated with the Domain Name in any jurisdiction, all Internet traffic through the Domain Name and all Website Content (as defined in the Agreement) the Seller may have in the Domain Name, together with any goodwill associated therewith, in exchange for the payment by the Buyer of the purchase price of $10,000.

In connection with the Company’s purchase of the Domain Name, on November 1, 2023, the Company entered into a product handling agreement (“Product Handling Agreement”) with KBROS LLC (“KBROS”). Pursuant to the Product Handling Agreement, KBROS provides services relating to the purchase and delivery of spirits and other beverage products purchased by customers of the Company through websites associated with the Domain, including procurement and maintenance of all certificates, licenses, authorizations and registrations required to import, possess, promote, sell, distribute and receive payment for such products.

Under Regulation S-X 3-05, management determined that the CWS Platform acquisition constituted a business combination, and the Company recorded an intangible asset of $10,000 for the purchase price consideration of the domain name.

During the year ended December 31, 2025, the Company determined that the CWS Platform intangible asset was fully impaired and recorded an impairment charge of $10,000. As of March 31, 2026, the carrying value of the CWS Platform intangible asset is nil.

6. INVESTMENTS, AT COST

The Company held minority equity interests in Cannon Estate Winery Ltd. and Chase Mocktails Ltd. (f/k/a DRNK Beverage Corp.), each accounted for under the cost method of accounting. As of March 31, 2026 and December 31, 2025, the carrying value of both investments was nil— following full impairment recognized during the years ended December 31, 2024 and 2025.

During the year ended December 31, 2025, the Company recognized impairment charges of $817,500 and $300,000 related to its investments in Cannon Estate Winery Ltd. and Chase Mocktails Ltd., respectively. The cumulative impairment recognized on Chase Mocktails Ltd. totaled $4,800,000. No impairment charges were recognized during the three months ended March 31, 2026.

7. INVESTMENT IN JOINT VENTURES

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

The following table summarizes the key terms of each arrangement as of December 31, 2025 and March 31, 2026:

Co-Venturer	Jurisdiction	Target Market	JV Entity	Total Commitment	Funded
Bancroft Equity Limited	Hong Kong	UK & Europe	Crofty Network Limited	$5,000,000	$3,590,000
Emerald Wealth Inc.	South Dakota	Greater China	EMYHC MCN Holdings Limited	6,000,000	4,380,000
Meridian Financial Solutions Inc.	Wyoming	Southeast Asia	Fastone Singapore Pte. Ltd.	8,000,000	6,700,000
Sequoia Equity Group Inc.	South Dakota	Middle East	Not yet formed (1)	5,000,000	3,824,000
Total				$24,000,000	$18,494,000

(1)	As of March 31, 2026, the joint venture entity for the Middle East arrangement had not yet been formed. The $3,824,000 advanced to Sequoia Equity Group Inc. is presented as advance for investment in joint venture on the consolidated balance sheet.

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

Of the aggregate $24,000,000 total commitment, $18,494,000 had been funded as of March 31, 2026, comprising $14,670,000 funded to the three formed joint venture entities and $3,824,000 advanced to Sequoia Equity Group Inc. pending formation of the Middle East joint venture entity.

No income or loss from the joint ventures was recognized during the three months ended March 31, 2026, as the investments are carried at cost and no dividends or distributions were declared by any joint venture entity during the period. No impairment indicators were identified with respect to any joint venture investment as of March 31, 2026.

Subsequent to March 31, 2026, in April 2026, all four agreements were terminated and all amounts previously funded, aggregating $18,494,000, were returned to YHC in full. Following the terminations, the Company has no remaining joint venture commitments or obligations. See Note 15 — Subsequent Events.

8. ADVANCE PAYMENT TO DISTRIBUTOR

On March 25, 2025, the Company entered into a Distribution and Marketing Service Agreement with a Hong Kong entity pursuant to which the Company paid $529,000 for market access, brand development, and distribution services within the Asian market, excluding the Company’s SWOL Tequila product line. The amount has been recorded as a prepaid distribution and marketing cost.

On April 1, 2025, the Company entered into a Distribution and Marketing Services Agreement with a Hong Kong entity pursuant to which the entity agreed to provide market access, promotional services, and distribution of the Company’s products and CWSpirits.com platform within the Asian market, excluding the Company’s SWOL Tequila product line. The total fee paid by the Company under the agreement is $2,750,000, which has been recorded as a prepaid distribution and marketing cost.

As of March 31, 2026, no amortization had been recorded with respect to either arrangement, pending commencement of services.

In April 2026, both arrangements were terminated and all amounts previously paid, aggregating $3,279,000, were returned to the Company in full. As a result, the Company does not anticipate recording any expense or loss in connection with these arrangements. See Note 15 — Subsequent Events.

9. ACCRUED AND OTHER PAYABLES

Accrued and other payables consist of the following:

	As of	As of
	March 31,	December 31,
	2026	2025
Accrued retention and settlement payments	$13,729	$13,729
Accrued consulting and other fees	210,582	231,435
Taxes payable	10,894	11,143
Accrued deferred offering costs	195,000	115,000
Accrued compensation	334,000	280,000
Accrued legal & professional fees	163,854	177,809
Other accrued	141,655	153,623
Total accrued and other payables	$1,069,714	$982,739

Other accrued expenses, related party	63,108	45,000
Accrued retention and settlement payments, related parties	274,212	715,975
Total accrued and other payables, related parties	$337,320	$760,975

10. STOCKHOLDERS’ EQUITY

Reincorporation and Increase in Authorized Shares

On March 2, 2026, the Company’s stockholders approved the reincorporation of the Company from the State of Nevada to the State of Delaware, which was effected on the same date. In connection with the special meeting, stockholders also approved an increase in the number of authorized shares of common stock from 350,000,000 to 1,500,000,000 shares, par value $0.0001 per share.

2026 Stock Transactions

During the three months ended March 31, 2026, the Company did not issue any shares of common stock.

2025 Stock Transactions

During the three months ended March 31, 2025, the Company issued 413,520 shares of common stock pursuant to its at-the-market offering program for net proceeds of $5,178,821, of which $108,054 was received in April 2025 and recorded as a subscription receivable as of March 31, 2025. Additionally, the Company issued 210,463 shares of common stock upon the cash exercise of outstanding warrants for aggregate gross proceeds of $4,051,415. As of March 31, 2025, no warrants remained outstanding.

During the three months ended March 31, 2025, the Company issued 3,334 shares of common stock to Avraham Ben-Tzvi in recognition of his service as a former director, valued at $51.80 per share based on the grant-date fair value of January 2, 2025, resulting in stock-based compensation expense of $172,679 recorded within general and administrative expenses in the statements of operations.

Restricted Stock Units

As of December 31, 2025, all restricted stock units had been fully vested or forfeited and no unrecognized compensation cost remained. No RSU activity occurred during the three months ended March 31, 2026. Stock-based compensation expense related to restricted stock units was $0 and $695,509 for the three months ended March 31, 2026 and 2025, respectively.

11. RELATED PARTY TRANSACTIONS

KBROS and Ssquared Spirits LLC

The Company’s founder and Chief Executive Officer, who is a stockholder and member of the Board of Directors, has an economic interest in Ssquared Spirits LLC, the seller of the CWS Platform acquisition. The spouse of the Company’s former Chief Executive Officer and director is the President and controlling stockholder of KBROS, the managing member and director of Ssquared Spirits LLC, and a minority shareholder of the Company. See Note 5 for the CWS Platform acquisition from SSquared.

KBROS serves as the Company’s Product Handler pursuant to a Product Handling Agreement. Under the agreement, KBROS is entitled to a monthly fee of $40,000 plus reimbursement of shipping and handling fees incurred in fulfilling customer orders, and a bonus upon reaching certain revenue milestones. During the three months ended March 31, 2026, the Company did not incur any product handling fees or incentive compensation payable to KBROS. During the three months ended March 31, 2025, the Company incurred product handling fees of $40,000 to KBROS, recorded within cost of revenue in the statements of operations, and $100,000 in incentive compensation, recorded within sales and marketing expenses in the unaudited consolidated statements of operations.

In October 2024, the Company entered into a settlement and release agreement with KBROS and its controlling stockholder for an aggregate amount of $4,100,000, recorded within general and administrative expenses in the statements of operations. As of March 31, 2026 and December 31, 2025, $234,212 and $675,975, respectively, remained unpaid and are included in accrued and other payables, related party on the balance sheet.

See Note 14 for funding commitment with KBROS.

Country Wine & Spirits, Inc. (“CWS”)

CWS operates six brick-and-mortar locations for the sale of beer, wine, and spirits and specializes in logistics of shipping. To date, CWS has distributed all of the alcohol ordered by customers through the CWS Platform, via the Company’s Product Handler agreement with KBROS. The President of CWS is also the 100% owner of KBROS, the Product Handler.

As of March 31, 2026 and December 31, 2025, accounts receivable, related party, with CWS was $232,283 and $232,283, respectively, included in accounts receivable, related party, on the unaudited condensed consolidated balance sheets.

Performance Bonus – Chief Executive Officer

During the three months ended March 31, 2026 and 2025, the Company paid its Chief Executive Office a performance bonus of nil and $100,000, for achieving certain revenue levels through the CWS Platform, which is included under sales and marketing expense in the consolidated statements of operations.

Due to/from Related Parties

As of March 31, 2026, the Company had $2,852,215 due from related parties on the balance sheet, consisting of (i) $105,447 due from Sean Dollinger, the Company’s Chief Executive Officer; and (ii) $2,746,768 due from President and member of the Board of Directors. As of December 31, 2025, the Company had $2,364,450 due from related parties, consisting of $50,000 due from Sean Dollinger, the Company’s Chief Executive Officer, and $2,314,450 due from President and a member of the Board of Directors of the Company. These amounts are unsecured, non-interest bearing, and have no fixed repayment terms.

As of March 31, 2026, there were no amounts due to related parties. As of December 31, 2025, the Company had $6,713 due to related parties, consisting of $3,713 in reimbursable business expenses charged to a credit card held by Mr. Dollinger and $3,000 payable directly to Mr. Dollinger.

Lease

The Company historically leased space, which is now month-to-month, from South Doll Limited Partnership, an entity affiliated with the Company’s Chief Executive Officer. Pursuant to retention and settlement agreements entered into during the year ended December 31, 2024, the Company agreed to pay $40,000 to South Doll Limited Partnership, an entity affiliated with the Company’s Chief Executive Officer. As of March 31, 2026 and December 31, 2025, this amount remained unpaid and is included in accrued and other payables, related party on the balance sheets.

During the three months ended March 31, 2026, SWOL Holdings Inc., a wholly owned subsidiary of the Company, terminated its commercial lease agreement with CapMinds for office space located at 6538 Collins Avenue, Suite 344, Miami Beach, Florida 33141. CapMinds is an entity affiliated with Alexandra Hoffman, Secretary and Technical Writer of the Company and Chief Executive Officer of SWOL Holdings Inc. The lease had commenced March 15, 2025 at a monthly base rent of $1,200 and was originally scheduled to expire March 31, 2030. No termination fees or penalties were incurred in connection with the termination.

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

Geographic Information

The Company’s revenues are generated primarily in the United States. The Company’s subsidiary, YHC Online Limited, is incorporated and operates in Hong Kong; however, it did not generate revenue during the three months ended March 31, 2026 and 2025. Accordingly, substantially all revenues are attributable to the United States.

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

During the three months ended March 31, 2026, the commercial lease agreement was terminated and determined to be ineffective. Accordingly, the Company derecognized the related right-of-use asset of $51,651 and operating lease liability of $51,651 during the three months ended March 31, 2026, resulting in no net impact on the condensed consolidated statements of operations. Following the termination, the Company has no remaining obligations under the lease agreement.

14. COMMITMENTS AND CONTINGENCIES

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

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2026, the date these unaudited condensed consolidated financial statements were available to be issued, and identified the following matters requiring disclosure.

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

Repayment of Amounts Due from Related Party

On April 10, 2026, the Company received $2,314,451 from the President of the Company in repayment of amounts previously included in due from related party on the unaudited condensed consolidated balance sheet as of March 31, 2026.

Fusion Five Continents Securities Limited Share Purchase Agreement

On April 11, 2026, the Company entered into a share purchase agreement with Fusion Five Continents Securities Limited, a New Zealand limited company (the “Target Company”), and with the Target Company’s controlling shareholder, pursuant to which the Company agreed to acquire all of the issued and outstanding shares of the Target Company in multiple closings, at a total consideration of $126,880,000. An initial payment of $28,080,000 in Tether (USDT) was to be made no later than April 24, 2026 for 24% of the Target Company’s ordinary shares. The acquisition of a controlling stake in the Target Company is subject to required government regulatory approvals, after which the Company will complete the purchase of the remaining Target Company shares in one or more subsequent closings for an aggregate purchase price of $98,800,000. The Target Company is a brokerage enabling clients internationally to buy and sell securities electronically and offering clients the ability to make stablecoin deposits for the trading of Hong Kong and U.S. equities.

PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the other information included in our Annual Report on Form 10-K, filed with the SEC on April 15, 2026. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Business Overview

Our company, LQR House Inc. (the “Company”), intends to become the full-service digital marketing and brand development face of the alcoholic beverage space. We also intend to integrate the supply, sales, and marketing facets of the alcoholic beverage space into one easy-to-use platform and become the one-stop-shop for everything related to alcohol. To date, our primary business includes the development of premium limited batch spirit brands and marketing internal and external brands through our ownership of the CWS Platform.

Through our wholly owned subsidiary SWOL Holdings Inc., we develop and market SWOL Tequila. Through our wholly owned subsidiary YHC Online Limited, we entered into joint venture agreements in December 2025 to cooperate in the creation and monetization of multi-channel network content for digital platforms; subsequent to March 31, 2026, all such joint venture agreements were terminated. See Note 7 — Investment in Joint Ventures and Note 15 — Subsequent Events.

Recent Developments

Reincorporation in Delaware and Increase in Authorized Shares

On March 2, 2026, the Company’s stockholders approved the reincorporation of the Company from the State of Nevada to the State of Delaware, which was effected on the same date. In connection with the special meeting, stockholders also approved an increase in the number of authorized shares of common stock from 350,000,000 to 1,500,000,000 shares, par value $0.0001 per share.

At-the-Market Offering

On March 11, 2026, the Company entered into a sales agreement with A.G.P./Alliance Global Partners, pursuant to which the Company may sell shares of its common stock having an aggregate offering price of up to $50,273,610 from time to time in at-the-market transactions. The sales agent is entitled to a commission of 3.0% of gross proceeds per share sold. No shares had been sold under the agreement as of March 31, 2026.

Termination of Joint Venture Agreements

In April 2026, all four joint venture agreements entered into in December 2025 by YHC Online Limited were terminated. In connection with the terminations, all amounts previously funded, aggregating $18,494,000, were returned to the Company in full.

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

Fusion Five Continents Securities Limited Share Purchase Agreement

On April 11, 2026, the Company entered into a share purchase agreement with Fusion Five Continents Securities Limited, a New Zealand limited company, and with its controlling shareholder, pursuant to which the Company agreed to acquire all of the issued and outstanding shares of the company in multiple closings, at a total consideration of $126,880,000, payable in Tether (USDT). The initial tranche, representing 24% of the outstanding shares, closed on April 11, 2026 for $28,080,000. The remaining 76% of outstanding shares are to be acquired at a second closing for $98,800,000, subject to receipt of required regulatory approvals. The Company expects to require additional financing to fund the second tranche consideration of $98,800,000. Failure to secure adequate financing could delay or prevent the consummation of the second closing. The acquisition, if fully consummated, would represent a significant use of capital, and the Company’s ability to meet its other operational and liquidity needs during the interim period will depend on its ability to raise additional funds.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and March 31, 2025

The following table sets forth key components of our results of operations during the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025	Var. $	Var. %

Revenue - services	$12,572	$77,356	$(64,784)	-84%
Revenue - product	210,111	351,984	(141,873)	-40%
Total revenues	222,683	429,340	(206,657)	-48%

Cost of revenue - services	13,553	1,400	12,153	868%
Cost of revenue - product	231,366	397,782	(166,416)	-42%
Total cost of revenue	244,919	399,182	(154,263)	-39%
Gross (loss) profit	(22,236)	30,158	(52,394)	-174%

Operating expenses:
General and administrative	2,780,900	2,023,161	757,739	37%
Sales and marketing	105,000	406,853	(301,853)	-74%
Total operating expenses	2,885,900	2,430,014	455,886	19%

Loss from operations	(2,908,136)	(2,399,856)	(508,280)	21%

Other income (expense):
Other income	1,993,167	10,206	1,982,961	19429%
Total other income	1,993,167	10,206	1,982,961	19429%

Income tax expense	-	-	-
Net loss	$(914,969)	$(2,389,650)	$1,474,681	-62%

Revenue

Service revenues were $12,572 for the three months ended March 31, 2026, compared to $77,356 for the three months ended March 31, 2025, a decrease of $64,784, or approximately 84%. The decrease was primarily attributable to a significant reduction in marketing service engagements through the CWS Platform and lower Vault membership subscription revenue during the period as the Company continued to realign its service offerings.

Product revenues were $210,111 for the three months ended March 31, 2026, compared to $351,984 for the three months ended March 31, 2025, a decrease of $141,873, or approximately 40%. The decline reflects continued lower customer traffic and order activity through the CWS Platform, consistent with management’s strategic decision to reduce customer acquisition spending and focus on profitability with the existing customer base rather than pursuing top-line growth.

Cost of Revenue and Gross Profit (Loss)

For the three months ended March 31, 2026 and 2025, service cost of revenues were $13,553 and $1,400, respectively. The increase reflects a fixed cost retainer that commenced in July 2025, which has no corresponding expense in the 2025 period. The increase in service cost of revenue, combined with the significant decline in service revenues, resulted in a service gross loss of $981 in the 2026 period compared to service gross profit of $75,956 in the 2025 period.

Product cost of revenues was $231,366 and $397,782 during the three months ended March 31, 2026 and 2025, respectively. The decrease of $166,416, or approximately 42%, was primarily due to the decline in product revenue during the period, resulting from lower sales volume on the CWS Platform.

Gross loss was $22,236 for the three months ended March 31, 2026, compared to gross profit of $30,158 for the same period in 2025. The decrease was primarily attributable to the decline in service revenues and the increase in service cost of revenue described above, partially offset by the improvement in product gross loss.

General and Administrative

General and administrative expenses increased $757,739, or 37%, to $2,780,900 in the 2026 period from $2,023,161 in the 2025 period. The increase was primarily due to $1,150,000 of charges recorded, comprising $1,050,000 of indemnification payments and $100,000 of related legal obligations, with no comparable amounts in the 2025 period.

Sales and Marketing

Sales and marketing expenses were $105,000 for the three months ended March 31, 2026, compared to $406,853 for the three months ended March 31, 2025, a decrease of $301,853, or approximately 74%. The decrease was primarily attributable to reduced advertising and promotional expenditures as the Company continued to execute its strategy of minimizing marketing spend.

Other Income

Other income for the three months ended March 31, 2026 was $1,993,167, compared to $10,206 in the same period in 2025, increased of $1,982,961 primarily due to $1,944,603 of proceeds received under the Company’s directors and officers insurance policy, with no comparable amounts in the 2025 period.

Net Loss

Net loss for the three months ended March 31, 2026 was $914,969, compared to $2,389,650 for the three months ended March 31, 2025, an improvement of $1,474,681, or approximately 62%. The improvement was primarily due to $1,944,603 of insurance proceeds received, partially offset by $1,050,000 of indemnity-related charges included in general and administrative expenses and the decrease in gross profit discussed above.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $4,444,975 and $5,975,408, respectively. To date, we have financed our operations primarily through issuances of common stock and sales of our products and services.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The indicators include: (i) net losses incurred since inception, including a net loss of $914.969 for the three months ended March 31, 2026; (ii) an accumulated deficit of $68,744,390 as of March 31, 2026; and (iii) net cash used in operating activities of $1,450,433 for the three months ended March 31, 2026. Management is actively monitoring its liquidity position and evaluating various strategies to address these conditions. See Note 2 — Going Concern.

To fund future operations, the Company intends to pursue one or more of the following: additional equity or debt financings, proceeds from its at-the-market offering program, strategic partnerships, or other capital raising transactions. However, there can be no assurance that any such financing will be available on terms acceptable to the Company, or at all. If adequate capital cannot be secured, the Company may be required to curtail operations or take other measures to conserve cash.

During the three months ended March 31, 2026, the Company did not raise any capital through issuances of common stock. Subsequent to March 31, 2026, the Company received aggregate proceeds of $21,773,000 from April 9, 2026 to April 13, 2026 in connection with the termination of its joint venture agreements and distribution and marketing service agreements. See note 15 — Subsequent Events.

On March 11, 2026, the Company entered into a sales agreement with A.G.P./Alliance Global Partners, pursuant to which the Company may sell shares of its common stock having an aggregate offering price of up to $50,273,610 from time to time in at-the-market transactions. As of March 31, 2026, no shares had been sold under the agreement.

The following table presents selected captions from our consolidated statement of cash flows for the three months ended March 31, 2026 and 2025:

Cash Flows

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(1,450,433)	$(6,619,373)
Net cash (used in) provided by financing activities	$(80,000)	$9,122,181
Net change in cash and cash equivalents	$(1,530,433)	$2,502,808

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $1,450,433, compared to $6,619,373 for the three months ended March 31, 2025, a decrease in cash used of $5,168,940, or approximately 78%. The significant reduction was primarily attributable to the non-recurrence of $4,116,608 in cash payments made during Q1 2025 to settle accrued and other payables to related parties, representing retention, bonus, and settlement obligations that had been accrued in prior periods, with no comparable outflows arising during the three months ended March 31, 2026.

The primary driver of cash used in operating activities during the three months ended March 31, 2026 was the net loss of $914,969, reflecting the Company’s continued investment in its operations and corporate infrastructure. Non-cash items included depreciation of $17,027 relating to the Company’s fixed assets. No stock-based compensation was recognized during the three months ended March 31, 2026, compared to $868,189 during the three months ended March 31, 2025, as all restricted stock units had been fully vested or forfeited as of December 31, 2025.

The most significant working capital movements during the three months ended March 31, 2026 were as follows:

Due to/from related party decreased by $494,478, reflecting net advances made to or payments received from related parties during the period.

Accrued and other payables increased by $86,975, driven by legal, audit, and consulting fees accrued during the quarter in connection with the Company’s SEC reporting obligations and ongoing corporate activities, which remained outstanding as of March 31, 2026.

Accrued and other payables — related party decreased by $191,372, reflecting cash payments made during the quarter to settle outstanding obligations to related parties that had been accrued in prior periods.

Accounts payable increased by $58,945, reflecting the timing of vendor invoice settlements remaining outstanding as of March 31, 2026.

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2026, cash used in financing activities totaled $80,000, attributable to deferred offering costs related to the SWOL IPO. During the three months ended March 31, 2025, net cash provided by financing activities was $9,122,181, consisting of $4,051,415 from the exercise of outstanding warrants and $5,070,767 from the issuance of common stock pursuant to the Company’s at-the-market offering program.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at the reasonable assurance level.

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

Management utilized the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have identified a material weakness due to lack of segregation of duties and have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level due to the existence of the following material weaknesses:

Segregation of Duties. Our size has prevented us from being able to employ sufficient resources to enable an adequate level of supervision and segregation of duties. It is therefore difficult to effectively segregate accounting duties, which constitutes a material weakness in internal controls.

Insufficient Accounting and Financial Reporting Personnel. The Company lacks sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. generally accepted accounting principles (“U.S. GAAP”) and SEC reporting requirements. This deficiency has resulted in errors and adjustments identified during the audit process for the year ended December 31, 2025, and increases the risk that material misstatements in the consolidated financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. See Note 14 — Commitments and Contingencies to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 15, 2024, the Company received a subpoena from the SEC, as referenced in the SEC’s letter dated August 15, 2024. The subpoena requests the production of documents beginning on that date. The Company is cooperating with the investigation and has produced, and will continue to produce, documents that it believes are responsive to the SEC’s requests. The SEC has not notified the Company of the substantive reasons for the SEC’s action. The SEC’s action does not constitute formal litigation; however, it is believed that the investigation is nearing the end of the SEC’s initial stage of review. It is too early to determine whether the SEC intends to commence any enforcement action relating to the Company or any person affiliated with the Company. No assurance can be given regarding the outcome of the investigation or its potential impact on the Company..

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Plan of Conversion of LQR House Inc., dated as of March 2, 2026 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).
3.1	Delaware Certificate of Conversion of LQR House Inc. as filed with the Delaware Secretary of State on March 2, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).
3.2	Delaware Certificate of Incorporation of LQR House Inc. as filed with the Delaware Secretary of State on March 2, 2026 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).
3.3	Delaware Bylaws of LQR House dated as of March 2, 2026 (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).
10.1	Share Purchase Agreement, dated April 11, 2026, by and among LQR House Inc., Fusion Five Continents Securities Limited and Dean Shields (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR HOUSE INC.

Date: May 15, 2026	By:	/s/ Sean Dollinger
Sean Dollinger
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Kumar Abhishek
Kumar Abhishek
Chief Financial Officer
(Principal Financial and Accounting Officer)