Form 10-Q
period 2026-06-30
LQR House Inc.
filed 2026-08-19
CIK 1843165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 19, 2026, the Company had 1,303,911 shares of common stock, $0.0001 par value, issued and 1,303,857 shares of common stock, $0.0001 par value, outstanding.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$144,642	$5,975,408
Cash held on behalf of clients	316,932	-
Accounts receivable	9,129	23,946
Accounts receivable, related party	-	232,283
Short-term investment - Broker dealer	7,189,557	-
Digital assets	1,000,000	-
Digital assets - External trust company	409,340	-
Advance for investment in joint venture	-	3,824,000
Advance payment to distributor	-	3,279,000
Prepaid expenses	257,474	276,157
Due from related party	260,272	2,364,450
Other receivable	143,544	-
Security deposit	19,450	19,450
Total current assets	9,750,340	15,994,694
Property and equipment, net	-	312,163
Goodwill	130,154,809	-
Right- of- use asset	-	51,651
Deferred offering costs	283,950	203,950
Investment in joint ventures	-	14,670,000
Total assets	$140,189,099	$31,232,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$343,672	$76,519
Accrued and other payables	1,392,050	982,739
Accrued and other payables, related party	393,906	760,975
Contract liabilities	11,251	10,423
Payables - Client funds	316,932	-
Payable - Broker dealer	7,189,557	-
Payable - External trust company	409,340	-
Due to related parties	60,454	6,713
Lease liability	-	21,428
Total current liabilities	10,117,162	1,858,797
Notes payable	40,000,000	-
Lease liability, non-current	-	41,023
Total liabilities	50,117,162	1,899,820

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, $0.0001 par value, 1,500,000,000 shares authorized, 215,335 and 213,717 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	21	21
Additional paid-in capital	97,875,452	97,709,453
Treasury stock, at cost (54 shares)	(547,415)	(547,415)
Accumulated deficit	(66,058,548)	(67,829,421)
Accumulated other comprehensive loss	(1,171)	-
Total LQR House Inc. stockholders’ equity	31,268,339	29,332,638
Non-controlling interest	58,803,598	-
Total stockholders’ equity	90,071,937	29,332,638
Total liabilities and stockholders’ equity	$140,189,099	$31,232,458

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue - services	$3,781	$15,319	$16,353	$92,675
Revenue - product	304,416	483,209	514,527	835,193
Revenue - brokerage	37,778	-	37,778	-
Total revenues	345,975	498,528	568,658	927,868

Cost of revenue - services	-	-	13,553	1,400
Cost of revenue - product	295,333	414,022	526,699	811,804
Cost of revenue - brokerage	4,740	-	4,740	-
Total cost of revenue	300,073	414,022	544,992	813,204
Gross profit	45,902	84,506	23,666	114,664

Operating expenses:
General and administrative	1,263,129	2,207,612	4,044,029	4,230,773
Sales and marketing	-	80,676	105,000	487,529
Total operating expenses	1,263,129	2,288,288	4,149,029	4,718,302

Loss from operations	(1,217,227)	(2,203,782)	(4,125,363)	(4,603,638)

Other income (expense):
Interest expense	(263,014)	-	(263,014)	-
Loss on disposition of assets	(25,136)	-	(25,136)	-
Gain on remeasurement of previously held equity interest	4,206,055	-	4,206,055	-
Other income	1,237	1,400	1,994,404	11,606
Total other income	3,919,142	1,400	5,912,309	11,606

Income tax expense	-	-	-	-
Net income (loss)	2,701,915	(2,202,382)	1,786,946	(4,592,032)
Net income attributable to non-controlling interest	16,073	-	16,073	-
Net income (loss) attributable to LQR House Inc.	2,685,842	(2,202,382)	1,770,873	(4,592,032)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,171)	-	(1,171)	-
Total other comprehensive loss	(1,171)	-	(1,171)	-
Comprehensive income (loss)	2,700,744	(2,202,382)	1,785,775	(4,592,032)
Less: comprehensive income attributable to non-controlling interest	16,073	-	16,073	-
Comprehensive income (loss) attributable to LQR House Inc.	2,684,671	(2,202,382)	1,769,702	(4,592,032)
Weighted average common shares outstanding - basic and diluted	214,148	19,988	213,905	13,135
Net income (loss) per common share attributable to LQR House Inc. - basic and diluted	$12.54	$(110.18)	$8.28	$(349.61)

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total LQR House Inc. Stockholders’ Equity	Non-controlling	Total stockholders’ Equity
	Shares		Amount	Shares	Amount	Capital	Deficit	Loss	(deficit)	Interest	(deficit)
Balances as of December 31, 2024	4,358		$0	(54)	$(547,415)	$42,336,256	$(42,306,803)	$-	$(517,961)	$-	$(517,961)
Vesting of restricted stock units	8		0	-	-	695,508	-	-	695,508	-	695,508
Issuance of common stock pursuant to directors agreement	62		0	-	-	283,679	-	-	283,679	-	283,679
Issuance of common stock pursuant to ATM	4,135		0	-	-	5,178,820	-	-	5,178,820	-	5,178,820
Exercise of warrants	2,105		0	-	-	4,051,415	-	-	4,051,415	-	4,051,415
Effect of stock split			0	-	-	-	-	-	-	-	-
Net loss	-		-	-	-	-	(2,389,650)	-	(2,389,650)	-	(2,389,650)
Balances as of March 31, 2025	10,668		0	(54)	(547,415)	52,545,678	(44,696,453)	-	7,301,811	-	7,301,811
Vesting of restricted stock units	8		0	-	-	664,697	-	-	664,697	-	664,697
Issuance of common stock pursuant to ATM	19,476		2	-	-	6,380,246	-	-	6,380,248	-	6,380,248
Issuance of common stock pursuant to consultant agreement	330		0	-	-	47,520	-	-	47,520		47,520
Net loss	-		-	-	-	-	(2,202,382)	-	(2,202,382)	-	(2,202,382)
Balances as of June 30, 2025	30,482		$2	(54)	$(547,415)	$59,638,141	$(46,898,835)	$-	$12,191,894	$-	$12,191,894

Balances as of December 31, 2025	213,717		$21	(54)	$(547,415)	$97,709,453	$(67,829,421)	$-	$29,332,638	$-	$29,332,638
Net loss	-		-	-	-	-	(914,969)	-	(914,969)	-	(914,969)
Balances as of March 31, 2026	213,717	’	21	(54)	(547,415)	97,709,453	(68,744,390)	-	28,417,669	-	28,417,669
Issuance of common stock pursuant to ATM	1,619			-	-	165,999	-	-	165,999	-	165,999
Net income (loss) attributable to LQR House Inc.	-		-	-	-	-	2,685,842	-	2,685,842	-	2,685,842
Non-controlling interest recognized on acquisition of Fusion Five	-		-	-	-	-	-	-	-	58,787,525	58,787,525
Net income attributable to non-controlling interest	-		-	-	-	-	-	-	-	16,073	16,073
Foreign currency translation adjustment	-		-	-	-	-	-	(1,171)	(1,171)	-	(1,171)
Balances as of June 30, 2026	215,335		$21	(54)	$(547,415)	$97,875,452	$(66,058,548)	$(1,171)	$31,268,339	$58,803,598	$90,071,937

See the accompanying notes to the unaudited condensed consolidated financial statements

LQR HOUSE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,786,946	$(4,592,032)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	-	220,200
Depreciation	17,027	-
Vesting of restricted stock units	-	1,360,205
Loss on disposal of property and equipment	25,136	-
Gain on remeasurement of previously held equity interest	(4,206,055)	-
Changes in operating assets and liabilities:
Accounts receivable	14,817	(41,668)
Accounts receivable, related party	-	(150,721)
Prepaid expenses	32,720	115,157
Other receivable	(143,544)
Short-term investment - Broker dealer	1,067,610	-
Digital Assets - External trust company	211,081	-
Due to related party	-	3,000
Accounts payable	267,153	510,093
Accounts payable, related party	-	36,336
Accrued and other payables	409,311	(542,309)
Accrued and other payables, related party	(134,786)	(5,181,608)
Contract liabilities	828	-
Payables - Client funds	(1,063,422)	-
Payable - Broker dealer	(1,067,610)	-
Payable – External trust company	(211,081)	-
Lease liability, net	(10,800)	-
Net cash used in operating activities	(3,004,669)	(8,263,348)
Cash flows from investing activities:
Prepaid joint venture agreement	-	(8,166,988)
Proceeds from disposal of property and equipment	270,000	-
Cash held on behalf of clients acquired in business combination	1,380,354	-
Purchases of digital assets	(4,051,415)	-
Proceeds from conversion of digital assets to cash	347,638	-
Net cash used in investing activities	(2,053,423)	(8,166,988)
Cash flows from financing activities:
Deferred offering costs	(80,000)	-
Due from related party	(540,570)
Issuance of common stock pursuant to exercise of warrants	-	4,051,415
Issuance of common stock pursuant to ATM	165,999	11,559,068
Net cash (used in) provided by financing activities	(454,571)	15,610,483
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,171)	-
Net change in cash, cash equivalents	(5,513,834)	(819,853)
Cash, cash equivalents and cash held on behalf of clients at beginning of period	5,975,408	5,386,789
Cash, cash equivalents and cash held on behalf of clients at end of period	$461,574	$4,566,936

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash flow information:
Proceeds from promissory note, received in digital assets (USDT)	$40,000,000	$-
Return of advance for investment in joint venture, received in USDT	$3,824,000	$-
Return of investment in joint venture, received in USDT	$14,670,000	$-
Return of advance payment to distributor, received in USDT	$3,279,000	$-
Collection of amounts due from related party, received in USDT	$2,603,223	$-
Digital assets (USDT) applied toward the acquisition of Fusion Five Continents Securities Limited	$67,080,000	$-
Issuance of common stock for accrued expenses	$-	$111,000

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

Through its wholly-owned subsidiary YHC Online Limited, incorporated in Hong Kong in July 2025, the Company entered into joint venture agreements in December 2025 to cooperate in the creation and monetization of multi-channel network (“MCN”) content for digital platforms. In April 2026, all joint venture agreements were terminated and all amounts previously funded were returned in the form of digital assets and, together with digital assets from other sources, applied toward the consideration for the acquisition of Fusion Five Continents Securities Limited. See Note 8 — Investment in Joint Ventures and Note 4 — Business Combination.

On June 1, 2026, the Company obtained a controlling financial interest in Fusion Five Continents Securities Limited (“Fusion Five”), a New Zealand financial services company operating an AI-powered cross-border securities trading platform with proprietary USDT-based funding and settlement capabilities that enable clients internationally to buy and sell securities electronically and to fund their accounts using stablecoin deposits for the trading of Hong Kong and United States equities, through the acquisition of an aggregate 54% of Fusion Five’s issued and outstanding shares. The Company had held a 24% non-controlling equity interest in Fusion Five since April 24, 2026, accounted for under the equity method. Fusion Five’s results of operations, cash flows, and financial position have been consolidated with those of the Company beginning June 1, 2026, the date the Company obtained control. See Note 4 — Business Combination.

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

Reverse Stock Split

On July 9, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-one hundred (1-for-100) reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Stock Split”), which became effective at 12:01 a.m., Eastern Time, on July 13, 2026. Every 100 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share; no fractional shares were issued, with any resulting fractional shares rounded up to the next whole share at the participant level.

The Reverse Stock Split occurred after June 30, 2026 but before the date these condensed consolidated financial statements were available to be issued. In accordance with ASC 260, Earnings Per Share, all share and per-share amounts presented in these condensed consolidated financial statements and accompanying notes, for all periods presented, have been retroactively adjusted to reflect the Reverse Stock Split. See Note 18 — Subsequent Events.

2. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception. For the six months ended June 30, 2026, the Company had net cash used in operating activities of $3,004,669. As of June 30, 2026, the Company had an accumulated deficit of $66,058,548 and net current liabilities of $10,117,162.

Management Plans

Between July 1, 2026 and July 8, 2026, the Company issued an aggregate of 1,088,503 shares of common stock pursuant to its at-the-market offering program for net proceeds of $7,316,687. Following these issuances, the Company had 130,383,799 shares of common stock issued and outstanding immediately prior to the Reverse Stock Split described below, equivalent to approximately 1,303,838 shares on a post-Reverse Stock Split-adjusted basis, before giving effect to the rounding of fractional shares at the participant level. All share amounts in this Note are presented on a post-Reverse Stock Split basis.

LQR Company entered into an at-the-market Sales Agreement with A.G.P./Alliance Global Partners on March 11, 2026, under which it could offer and sell shares of common stock having an aggregate offering price of up to $50,273,610, subject to market conditions and applicable securities law limitations and its plan to issue second round of ATM in the near future. As of the date of this financial statement dated August 19, 2026, shares having an aggregate offering price of $41,455,175 remain available for LQR to offer and sell under this Sales Agreement after issued first round of ATM amounting to $8,818,435 providing LQR with additional capacity to support future equity financing.

Based on the above factors, management believes that the Company’s current cash position, together with the availability of its at-the-market equity facility, will be sufficient to fund the Company’s operations and minimum obligations for at least the next 12 months from the date these unaudited condensed consolidated financial statements are available to be issued.

Notwithstanding the above, there can be no assurance that the Company will successfully complete the remaining closings of the acquisition of Fusion Five, obtain the required regulatory approvals, raise sufficient additional capital to fund the subsequent acquisition closings, or sustain profitability from its operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, LQR House Acquisition Corp., SWOL Holdings Inc., and YHC Online Limited, and its majority-owned subsidiary, Fusion Five Continents Securities Limited, which has been consolidated from June 1, 2026, the date the Company obtained a controlling financial interest. All intercompany transactions, balances, revenues, and expenses between the Company and its subsidiaries have been eliminated in consolidation. Non-controlling interest represents the 46% equity interest in Fusion Five not attributable to the Company and is presented as a separate component of equity in the unaudited condensed consolidated balance sheets. The Company does not have any variable interest entities.

Fusion Five’s fiscal year ends March 31, which differs from the Company’s fiscal year end of December 31 by three months, within the threshold permitted by ASC 810-10-45-12 without adjustment. The Company consolidates Fusion Five’s results using Fusion Five’s actual financial information for the calendar periods corresponding to the Company’s reporting periods, rather than Fusion Five’s own fiscal periods; accordingly, no lag exists between the periods reflected in the accompanying condensed consolidated financial statements and the periods presented for the Company’s other operations.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the allowance for credit losses on accounts receivable, the valuation allowance against deferred tax assets, stock-based compensation, the fair value of equity instruments issued in connection with financing transactions, and the fair values of the consideration transferred, the identifiable assets acquired, the liabilities assumed, the previously held equity interest, and the non-controlling interest in connection with the business combination, including the fair value and useful life of the identifiable intangible asset. Actual results could differ materially from those estimates.

Concentrations of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company maintains balances in excess of the federally insured limits.

Financial instruments that potentially expose the Company’s majority-owned subsidiary, Fusion Five Continents Securities Limited (“Fusion Five”), to concentrations of credit risk consist principally of cash held on behalf of clients, short-term investments – broker dealer, and digital assets – external trust company. Fusion Five seeks to mitigate credit risk by maintaining balances with regulated financial institutions and intermediaries and by monitoring counterparty credit quality. Such balances may exceed applicable deposit insurance limits and remain subject to the credit risk of the relevant institution or intermediary.

Cash held on behalf of clients is segregated and deposited in financial institutions as required by rules mandated by Fusion Five’s primary regulators. These financial institutions are of sound credit ratings; therefore, Fusion Five believes that there is no significant credit risk related to cash held on behalf of clients.

Fusion Five’s securities are transacted on a cash basis. Fusion Five’s credit risk is limited in that substantially all of the contracts entered into are settled directly at securities clearing organizations. In connection with its clearing activities, Fusion Five is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to Fusion Five. Clients are required to complete their transactions by the settlement date, generally one or two business days after the trade date. Fusion Five has established procedures to reduce this risk by generally requiring that clients deposit sufficient cash and/or securities into their account prior to placing an order.

Fusion Five’s exposure to credit risk associated with its brokerage and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. There was no revenue from clients which individually represented greater than 10% of Fusion Five’s total revenue for the three or six months ended June 30, 2026. Concentrations of credit risk can be affected by changes in political, industry, or economic factors.

Concentrations

The Company’s ability to derive revenue is reliant on its relationship with KBROS, LLC (“KBROS”) who currently handles product for the CWS Platform and fulfills the products sold by clientele using our marketing services. The discontinuance of such relationship or termination of the CWS Platform agreements would have a material negative impact on the Company’s operations.

Fusion Five’s operations depend on third-party service providers, including its Execution Broker, trustee, payment processor, and technology provider. A termination or disruption of these relationships, failure by a service provider to comply with applicable laws and regulations, or deterioration in the financial condition of a material counterparty could adversely affect Fusion Five’s operations and its ability to provide trading access and process client transactions. Substantially all of Fusion Five’s customer securities transactions are executed through a single third-party broker (the “Execution Broker”), and Fusion Five is dependent on this broker for execution services.

Stablecoin and Settlement Risk

Client funding and settlement processes at Fusion Five may involve USDT stablecoin before conversion to fiat currency by a third-party trust company. This activity exposes Fusion Five to liquidity, redemption, custody, blockchain transfer, counterparty, regulatory, cybersecurity, and operational risks. Fusion Five does not present USDT held for the benefit of clients as its own digital asset when it does not obtain beneficial ownership or control of the stablecoin.

Regulatory Requirements

Fusion Five is registered as a financial service provider on the New Zealand Financial Service Providers Register (“FSPR”). Based on Fusion Five’s current registered activities and regulatory status, Fusion Five was not subject to a specific minimum regulatory capital requirement in New Zealand as of June 30, 2026.

Cash and Cash Equivalents

Cash and cash equivalents represent cash at bank and online payment platforms which are unrestricted as to withdrawal and use, and which have original maturities of three months or less.

Cash Held on Behalf of Clients

Cash held on behalf of clients represents cash maintained in segregated accounts for the benefit of clients of the Company’s majority-owned subsidiary, Fusion Five Continents Securities Limited (“Fusion Five”), in connection with securities trading and settlement activities. Such funds are not available to finance the Company’s general operations. Cash held on behalf of clients is separately presented on the condensed consolidated balance sheets. The Company has classified clients’ monies as cash held on behalf of clients under the assets section of the condensed consolidated balance sheets and has recognized the corresponding obligation to the respective clients as a payable under the liabilities section.

Investments

The Company evaluated its investments in joint ventures under ASC 323, Investments — Equity Method and Joint Ventures. Although YHC Online Limited, a wholly-owned subsidiary of the Company, held a 20% ownership interest in each joint venture entity, the Company determined that significant influence did not exist. This conclusion was supported by the express terms of each joint venture agreement, which explicitly prohibited YHC from appointing directors or officers of, or participating in the day-to-day management or operations of, any joint venture entity. As the presumption of significant influence was rebutted, the equity method of accounting was not applied, and the investments were carried at cost.

In April 2026, all joint venture agreements were terminated, and the amounts previously funded were returned to the Company in the form of USDT, a digital asset. This USDT, together with USDT received from other sources, was subsequently applied toward the consideration for the acquisition of Fusion Five Continents Securities Limited. See Note 8 — Investment in Joint Ventures, Note 9 — Digital Assets, and Note 4 — Business Combination.

Short-Term Investment – Broker Dealer and Payable – Broker Dealer

In accordance with ASC 321-10-35-1, Investments—Equity Securities, equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in net income. Fair value measurements are determined in accordance with ASC Topic 820, Fair Value Measurement. ASC 820-10-35-37 establishes a three-level fair value hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1).

The short-term investment – broker dealer of the Company’s majority-owned subsidiary, Fusion Five Continents Securities Limited (“Fusion Five”), consists of marketable securities maintained in custody with Fusion Five’s third-party Execution Broker in connection with client securities trading activities. The securities are held for the benefit of Fusion Five’s clients and are not maintained for Fusion Five’s proprietary investment purposes.

The securities are measured at fair value at each reporting date. Securities valued using quoted prices for identical securities in active markets are classified as Level 1. Realized and unrealized gains and losses on equity securities within the scope of ASC 321 are recognized in earnings and are not recognized in other comprehensive income. Realized gains and losses are determined based on the difference between the proceeds received and the carrying amount of securities sold, while unrealized gains and losses represent changes in the fair value of securities held at the reporting date.

Short-term investment – Broker dealer represents amounts maintained for authorized client securities trading and settlement activities. The corresponding Payable – Broker dealer represents Fusion Five’s obligation to return such funds to clients or apply the funds to authorized client transactions. These investments are restricted for the benefit of clients, are not available for the Company’s general operating purposes, and do not represent revenue of the Company. As of June 30, 2026 and December 31, 2025, Short-term investment – Broker dealer and the corresponding Payable – Broker dealer were $7,189,557 and nil, respectively.

Fusion Five’s short-term investment is subject to market risk arising from fluctuations in the market prices of securities. The securities are maintained in custody with the Execution Broker, and Fusion Five is also exposed to custodial, concentration, and counterparty credit risk associated with the Execution Broker.

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

The Company’s property and equipment consisted of a motor vehicle with an estimated useful life of five years, which was disposed of during the three months ended June 30, 2026. See Note 5 — Property and Equipment, Net.

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The cost of an acquisition comprises the consideration transferred, the fair value of any previously held equity interest in the acquiree, and the fair value of any non-controlling interest in the acquiree, and is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with any excess recorded as goodwill. For a business combination achieved in stages, the previously held equity interest is remeasured to its acquisition-date fair value and any resulting gain or loss is recognized in earnings. Non-controlling interest is measured at fair value as of the acquisition date. Acquisition-related costs are expensed as incurred. The fair values assigned to the assets acquired and liabilities assumed are provisional and may be retrospectively adjusted during the measurement period, which ends no later than one year from the acquisition date. See Note 4 — Business Combination.

Goodwill

The Company accounts for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired in a business combination and is not amortized. Substantially all of the Company’s goodwill is attributable to its acquisition of Fusion Five Continents Securities Limited (“Fusion Five”) and is allocated to the Company’s financial services reporting unit. See Note 4 — Business Combination.

The Company tests goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Such events or circumstances could include, but are not limited to, a significant adverse change in legal factors or the business climate, an adverse regulatory action or assessment, unanticipated competition, a loss of key personnel, a significant decline in the Company’s stock price, or a determination that it is more likely than not that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test, in accordance with ASC 350-20-35-3A. If, based on that qualitative assessment, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative impairment test, comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit, in accordance with ASU 2017-04. Determining the fair value of a reporting unit requires significant judgment, including estimates of future cash flows, discount rates, and other assumptions, which are inherently uncertain and could change materially in future periods.

No goodwill impairment was recognized during the three and six months ended June 30, 2026. Because the Company’s goodwill is concentrated in a single reporting unit recently established through the acquisition of Fusion Five, and the fair values used in the acquisition’s purchase price allocation remain provisional, the Company will continue to monitor Fusion Five’s performance and the finalization of the purchase price allocation for indicators that could affect the recoverability of goodwill in future periods. See Note 4 — Business Combination.

Digital Assets

The Company accounts for its holdings of digital assets in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets, as amended by ASU 2023-08, Accounting for and Disclosure of Crypto Assets. Digital assets within the scope of ASC 350-60 are measured at fair value each reporting period, with changes in fair value recognized in net income. The Company determines fair value using quoted prices for identical assets in an active market accessible by the Company as of the measurement date, without adjustment for contractual sale restrictions, which the Company has concluded represents a Level 1 measurement within the fair value hierarchy of ASC 820, Fair Value Measurement. Realized gains and losses on the sale or disposition of digital assets, and unrealized gains and losses arising from the remeasurement of digital assets held at period end, are recognized within other income (expense) in the condensed consolidated statements of operations. Digital assets are classified as current or non-current based on the Company’s intent and ability to convert such assets to cash within twelve months of the balance sheet date.

Digital Assets – External Trust Company and Payable – External Trust Company

In accordance with ASC 350-60-15-1, Crypto Assets, the Company evaluates digital asset holdings held by Fusion Five to determine whether they are within the scope of ASC Subtopic 350-60. Fusion Five holds certain digital assets, principally U.S. dollar-denominated stablecoins, with a third-party licensed trust company in connection with client funding and securities trading activities. Such digital assets are held for the benefit of Fusion Five’s clients and are not maintained for Fusion Five’s proprietary investment purposes.

Digital assets held on behalf of clients are measured at fair value at each reporting date based on observable market prices available in the principal market for the digital asset. The corresponding obligation to clients is presented separately as “Payable – External trust company.” Fusion Five does not pledge or use client digital assets for its own financing or proprietary investment activities. As of June 30, 2026, none of the digital assets held on behalf of clients were pledged or otherwise subject to contractual restrictions. The Company does not use client digital assets for its own proprietary investment or general corporate purposes. The Company is exposed to custodial and counterparty risk associated with the third-party trust company, as well as liquidity, redemption, market, regulatory, operational, cybersecurity, and blockchain-network risks associated with digital assets.

As of June 30, 2026 and December 31, 2025, Digital Assets – External trust company and the corresponding Payable – External trust company were $409,340 and nil, respectively.

Foreign Currency Translation

The functional currency of Fusion Five is the New Zealand dollar. The assets and liabilities of Fusion Five are translated into United States dollars at the exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rate for the period. Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.

The exchange rates used to translate Fusion Five’s financial statements were as follows:

For the six months ended June 30, 2026, closing rate 0.568 US$: NZD, applied to Fusion Five’s assets and liabilities.

For the six months ended June 30, 2026, average rate 0.578 US$: NZD, applied to Fusion Five’s revenues and expenses.

For the three and six months ended June 30, 2026, the Company recorded a foreign currency translation adjustment of $1,171, which is included within other comprehensive income (loss) in the condensed consolidated statements of operations. No comparative amount is presented for the three and six months ended June 30, 2025, as Fusion Five was not consolidated during that period.

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

The Company’s digital assets, including digital assets held on behalf of clients, are measured at fair value on a recurring basis. The fair values of assets acquired, liabilities assumed, the previously held equity interest, and the non-controlling interest in a business combination are measured on a non-recurring basis, using the acquisition method described in Note 4 — Business Combination. Transfers between levels of the fair value hierarchy, if any, are recognized as of the date of the event or change in circumstances giving rise to the transfer.

The carrying values of the Company’s cash and cash equivalents, cash held on behalf of clients, accounts receivable, short-term investment – broker dealer, due from/to related party, accounts payable, client funds payable, payable – broker dealer, and accrued and other payables approximate their fair values due to the short-term nature of these instruments. The carrying value of the Company’s notes payable approximates fair value, as the Notes bear interest at a rate that approximates current market rates for instruments with similar terms and credit risk.

The Company’s cost method investments in equity securities are carried at cost, less impairment, and are not measured at fair value on a recurring basis. See Note 7.

The Company’s investments in joint ventures were carried at cost following rebuttal of the significant influence presumption under ASC 323, and were not measured at fair value on a recurring basis. All joint venture agreements were terminated in April 2026. See Note 8.

There were no transfers between Level 1, Level 2, or Level 3 fair value classifications during the three and six months ended June 30, 2026. The fair values of the identifiable assets acquired, liabilities assumed, previously held equity interest, and non-controlling interest in connection with the acquisition of Fusion Five were measured on a non-recurring basis at the acquisition date using Level 3 inputs. See Note 4 — Business Combination.

The following tables present the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3
Digital assets, at fair value	$1,000,000	-	-
Digital assets, held on behalf of clients, at fair value	409,340	-	-
	$1,409,340	$-	$-

Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total

Digital assets, at fair value	$-	$-	$-	$-
Digital assets, held on behalf of clients, at fair value	-	-	-	-
	$-	$-	$-	$-

Digital assets, at fair value

Tether (USDT), including USDT held on behalf of clients, is traded in an active market on the Company’s principal exchange, providing unadjusted quoted prices for identical assets; therefore, Tether (USDT) is classified as a Level 1 asset.

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

As of June 30, 2026 and December 31, 2025, the Company recorded an allowance for credit losses of $67,948 and $67,948, respectively.

Prepaid Expenses

Prepaid expenses represent costs paid in advance of receiving the related goods or services and are recognized as expense over the period in which the related benefit is received.

Prepaid expenses attributable to the Company’s majority-owned subsidiary, Fusion Five Continents Securities Limited (“Fusion Five”), consist of prepaid software subscription costs. Fusion Five entered into a two-year agreement with a third-party technology service provider for access to a securities trading system and related mobile application used in connection with Fusion Five’s cross-border securities trading services. Under the arrangement, the third-party service provider hosts, operates, and maintains the system and application; Fusion Five does not have the contractual right to take possession of the underlying software and cannot operate the software independently or engage an unrelated third party to host the software. The agreement has a contractual term of two years and requires annual subscription payments of HKD 440,000, for total fixed subscription consideration of HKD 880,000. Fusion Five also incurred a one-time installation fee of RMB 50,000, which was expensed as incurred.

Annual subscription fees paid in advance are recorded as prepaid software subscription costs and recognized as cost of revenue on a straight-line basis over the applicable annual service period. The Company determined that classification within cost of revenue is appropriate because the system and application are directly used in providing securities trading access and related services to Fusion Five’s clients.

As of June 30, 2026 and December 31, 2025, prepaid expenses included $9,351 and nil, respectively, of prepayment for software subscription and related support services attributable to Fusion Five, out of total consolidated prepaid expenses of $257,474 and $276,157, respectively.

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

No impairment charge of long-lived assets was recorded for the three and six months ended June 30, 2026 and 2025.

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

As of June 30, 2026 and December 31, 2025, the Company had deferred offering costs of $283,950 and $203,950, respectively, relating to the registration of securities of SWOL Holdings Inc., a wholly-owned subsidiary of the Company, in connection with its Form S-1 registration statement.

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

The following table presents the activity in contract liabilities for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025
Balance, beginning of the period	$10,423	$-
Additions - consideration received in advance	11,251	-
Revenue recognized	(10,423)	-
Balance, end of the period	$11,251	$-

As of June 30, 2026 and December 31, 2025, the Company had contract liabilities of $11,251 and $10,423, respectively, representing advance payments received from customers for goods or services not yet delivered. The Company expects to recognize the balance outstanding as of June 30, 2026, as revenue within the next twelve months as the related performance obligations are satisfied.

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

The Company derives its revenue from marketing services, sales via the CWS Platform, distribution of its SWOL Tequila and subscription-based membership revenue, and, following the acquisition of Fusion Five Continents Securities Limited (“Fusion Five”) on June 1, 2026, brokerage commission and platform income. Revenue is reported net of discounts.

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

Brokerage Commission and Platform Income

Fusion Five earns commissions and platform income from securities brokerage services based on transaction volume and platform fees charged per transaction. When a client executes a securities trading transaction, brokerage commission and platform fee is recognized at a point in time when the performance obligation has been satisfied by the completion of the trade and the service has been passed to the client. Brokerage commission income and platform fee are accrued on a trade-date basis, as this is when the underlying financial instrument is identified, the pricing of the brokerage service is agreed upon, and the promised services are delivered to the client. Commission fees and platform fees are charged directly from the client’s account when transactions are settled. Securities trading transactions cannot be cancelled once executed and are not refundable.

The transaction price consists of the commission fees and platform fee charged to the client. Because these services are provided together, are highly interdependent, and no separate allocation of the transaction price is required in accordance with ASC 606-10-25-19, they are accounted for as a single performance obligation, which is satisfied when the related trade is executed.

These activities are provided together as part of the Company’s trading service and are treated as one performance obligation. The transaction price consists of the commission fees and platform fee charged to customers. The Company determines the rates and fees charged to its customers. Since the services are provided together, no separate allocation of the transaction price is required. Revenue is recognized when the related service is provided and, for transaction-based fees, when the related trade is executed.

For each customer transaction, the Company provides access to the trading platform, helps process the customer’s trading instructions, and arranges for the trade to be executed through the Execution Broker. These services are provided together as one overall trading service. Therefore, the Company treats them as one performance obligation for each transaction.

Principal vs. Agent Considerations

The Company evaluates whether it acts as a principal or an agent in each revenue arrangement in accordance with ASC 606-10-55-36 through 55-40, considering whether it controls the promised good or service before transfer to the customer, bears inventory risk, and has pricing discretion. Where the Company is the principal, revenue is recorded gross. Where the Company is the agent, revenue is recorded net. The Company has determined it acts as principal for CWS Platform transactions and SWOL Tequila sales, and Fusion Five’s brokerage commission and platform income, and records revenue on a gross basis accordingly. With respect to Fusion Five’s brokerage services, the Company is responsible for providing the trading platform and transaction facilitation services and for setting the commission and platform fees charged to clients; accordingly, the Company has concluded it is the principal and recognizes these revenues on a gross basis. Trade execution, custody, and settlement are provided by a third-party licensed securities broker (the “Execution Broker”), and fees paid to the Execution Broker are recorded as cost of revenue rather than deducted from revenue.

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Disaggregation of Revenues	2026	2025	2026	2025

CWS Platform	$293,669	$304,212	$501,302	$634,553
SWOL product sales	10,747	178,997	13,225	200,640
Revenue - product	304,416	483,209	514,527	835,193

Marketing	-	10,500	8,300	72,902
Vault	3,781	4,819	8,053	19,773
Brokerage	37,778	-	37,778	-
Revenue - services	41,559	15,319	54,131	92,675

Total revenues	$345,975	$498,528	$568,658	$927,868

The following table presents the timing of recognition of revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized at a point in time
CWS Platform	$293,669	$304,212	$501,302	$634,553
SWOL product sales	10,747	178,997	13,225	200,640
Brokerage	37,778	-	37,778	-
Revenue - product	342,194	483,209	552,305	835,193

Revenue recognized over time
Marketing	-	10,500	8,300	72,902
Vault	3,781	4,819	8,053	19,773
Revenue - services	3,781	15,319	16,353	92,675

Total revenues	$345,975	$498,528	$568,658	$927,868

Cost of Revenue

Cost of revenue consists of all direct costs attributable to sales and performing marketing services, and, following the acquisition of Fusion Five Continents Securities Limited (“Fusion Five”) on June 1, 2026, direct costs attributable to providing securities trading access and related client services. Cost of revenue includes product costs, packaging, shipping and other importing and delivery charges, as well as contracted marketing services. Cost of revenue also includes customer service personnel costs.

Cost of revenue attributable to Fusion Five consists of fees paid or payable to the Execution Broker and other third parties for trade execution, clearing, settlement, regulatory, exchange, and similar services, as well as software subscription and related support service costs and software installation costs directly attributable to the provision of securities trading access to clients. Such software subscription costs are recognized on a straight-line basis over the applicable service period as the related services are received, and installation costs are expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of costs associated with the general management and administration of the Company’s business that are not directly attributable to the provision of goods or services to customers. Such costs include administrative service costs, bank charges, professional and legal fees, and general corporate overhead.

Fusion Five Continents Securities Limited (“Fusion Five”) records within general and administrative expenses losses arising from the conversion and settlement of client funding balances, when such losses are borne by Fusion Five rather than its clients. Fusion Five’s clients fund their accounts through an external trust company using USDT, a digital stablecoin, which the trust company converts into fiat currency before transferring the resulting funds to Fusion Five’s account with its Execution Broker. Differences between the amount maintained with the trust company and the amount transferred to the Execution Broker, including conversion spreads and related settlement losses borne by Fusion Five, are recognized as general and administrative expenses when the conversion and settlement occur, measured based on the actual amount deducted or retained by the trust company.

Because Fusion Five bears these losses, the corresponding client deposit liability is not reduced; instead, the loss is recognized in the condensed consolidated statements of operations, with a corresponding reduction in the amount due from the trust company. Costs directly attributable to the provision of client trading services, including software subscription costs and software installation costs, are excluded from general and administrative expenses and are presented within cost of revenue.

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

Net Income (Loss) per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net loss per share. As there were no potentially dilutive securities outstanding as of June 30, 2026 and 2025, diluted net income (loss) per share is the same as basic net income (loss) per share for each period. The Company had no dilutive instruments outstanding as of June 30, 2026.

Comprehensive Income (Loss)

FASB ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income or loss, its components, and accumulated balances. Comprehensive income or loss includes all changes in equity during a period from non-owner sources and consists of two components: net income (loss) and other comprehensive income (loss) (“OCI”). The Company’s OCI consists solely of foreign currency translation adjustments arising from the translation of the New Zealand dollar functional-currency financial statements of Fusion Five Continents Securities Limited into the Company’s U.S. dollar reporting currency. Resulting foreign currency translation adjustments are recognized in OCI, net of tax, where applicable, and accumulated in accumulated other comprehensive income (loss), a component of equity.

Segment Information

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company uses the management approach in determining its operating and reportable segments, which considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM is its Chief Executive Officer.

Following the acquisition of Fusion Five Continents Securities Limited (“Fusion Five”) on June 1, 2026 (see Note 4 — Business Combination), the Company has determined that it operates in two reportable segments: (i) beverage alcohol, comprising the Company’s marketing services, e-commerce, and product distribution operations, and (ii) financial services, comprising Fusion Five’s securities brokerage operations. These segments do not have similar economic characteristics — they operate under different regulatory regimes, serve different customer bases, and have fundamentally different revenue and margin structures — and are managed and evaluated separately by the CODM.

Income Tax

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

The Company is subject to income taxes in the United States and Hong Kong, through its subsidiary YHC Online Limited, and, following the acquisition of Fusion Five Continents Securities Limited (“Fusion Five”) on June 1, 2026, in New Zealand. Deferred tax assets and liabilities of Fusion Five are measured using the enacted New Zealand corporate income tax rate applicable to the periods in which the related temporary differences are expected to reverse.

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

4. BUSINESS COMBINATION

On April 11, 2026, the Company entered into a Share Purchase Agreement to acquire all of the issued and outstanding shares of Fusion Five, a New Zealand financial services cross-border securities trading intermediary, in multiple closings, for total consideration of $126,880,000. On April 24, 2026, the Company completed the initial closing, acquiring 2,400 ordinary shares representing 24% of Fusion Five for $28,080,000, payable in Tether (USDT). On June 1, 2026, the Company completed an additional closing, acquiring a further 3,000 ordinary shares representing 30% for $39,000,000, payable in Tether (USDT), bringing its aggregate holding to 5,400 shares, or 54%, of the issued and outstanding shares of Fusion Five. The Company obtained control of Fusion Five on June 1, 2026, which is the acquisition date, and Fusion Five has been consolidated from that date. The transaction is accounted for as a business combination achieved in stages under ASC 805.

The cost of the acquisition was $130,073,580, comprising the consideration transferred for the additional 30% interest of $39,000,000, the fair value of the non-controlling interest of $58,787,525, and the acquisition-date fair value of the Company’s previously held 24% equity interest of $32,286,055. Amounts previously funded under the Company’s terminated joint venture agreements and distribution and marketing service agreements, aggregating $21,773,000, together with USDT received from other sources, were applied towards the consideration. In addition, the Company issued promissory notes in an aggregate principal amount of $40,000,000 pursuant to a Note Purchase Agreement with several third-party purchasers, the proceeds of which were used, together with other sources, to fund the acquisition. The Notes are presented as notes payable on the unaudited condensed consolidated balance sheet. See Note 12 — Notes Payable. Accrued interest on the promissory notes of $263,014 is included in accrued and other payables, as of June 30, 2026, and the related interest expense of $263,014 is included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026.

The following table summarizes the cost of the acquisition:

June 1,
2026
Consideration transferred	$39,000,000
Fair value of non-controlling interest	58,787,525
Fair value of previously held equity interest	32,286,055
Total cost of acquisition	$130,073,580

The Company remeasured its previously held 24% equity interest, which had a carrying amount of $28,080,000, to its acquisition-date fair value of $32,286,055, and recognized a gain on remeasurement of $4,206,055 in other income in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026. Acquisition-related costs of $100,000 were expensed as incurred and are included in general and administrative expenses.

The gain on remeasurement of the previously held equity interest was determined as follows:

Fair value of previously held equity interest at the acquisition date	$32,286,055
Less: carrying amount of previously held equity interest	(28,080,000)
Gain on remeasurement of previously held equity interest	$4,206,055

The provisional fair values of the identifiable assets acquired and liabilities assumed at the acquisition date are summarized as follows:

Amount
Cash held on behalf of clients	$1,380,354
Prepaid expenses	14,037
Short-term investment - Broker dealer	8,257,167
Digital Assets - External trust company	620,421
Goodwill	130,154,809
Payables - Client funds	(1,380,354)
Payable - Broker dealer	(8,257,167)
Payable – External trust company	(620,421)
Due to related parties	(95,266)
$130,073,580

The fair values above are provisional. The Company has not finalized its measurement of the assets acquired and liabilities assumed and may retrospectively adjust the provisional amounts during the measurement period, which ends no later than one year from the acquisition date, in accordance with ASC 805.

Consistent with the nature of Fusion Five’s business — a customer-facing brokerage whose primary value derives from its regulatory licensure, client relationships, and operating platform rather than from any single separable, transferable technology asset — the Company has preliminarily determined that no identifiable intangible assets meet the separate recognition criteria of ASC 805-20-25. Accordingly, the excess of the consideration transferred over the fair value of identifiable net tangible assets acquired has been preliminarily recorded as goodwill of $130,154,809. This determination remains subject to change during the measurement period. The goodwill recognized is attributable to Fusion Five’s registration as a financial provider in New Zealand, its established client base, and expected synergies from access to global capital markets, and is not deductible for tax purposes.

The non-controlling interest was recognized at its acquisition-date fair value of $58,787,525. After the non-controlling interest’s share of the post-acquisition net income of Fusion Five of $16,073, the non-controlling interest was $58,803,598 as of June 30, 2026.

The results of Fusion Five are included in the unaudited condensed consolidated statements of operations from the acquisition date. From June 1, 2026 to June 30, 2026, Fusion Five contributed revenue of $37,778 and net income of $34,941, of which $18,868 was attributable to LQR House Inc. and $16,073 was attributable to the non-controlling interest.

Supplemental pro forma information (Unaudited)

The following unaudited supplemental pro forma financial information presents the combined revenue and net income (loss) attributable to LQR House Inc. of the Company and Fusion Five as though the acquisition had occurred on January 1, 2025. The gain on remeasurement of the previously held equity interest and acquisition-related costs, which are directly attributable to the transaction as it actually occurred in stages, have been eliminated from the pro forma results, as the pro forma presentation assumes the Company acquired a controlling financial interest in Fusion Five on January 1, 2025, with no intervening period during which the Company held a non-controlling equity-method interest. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the acquisition actually occurred on January 1, 2025, nor is it indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Pro forma revenue	$355,355	$498,528	$598,599	$927,868
Pro forma net income (loss)	$(1,425,159)	$(2,202,382)	$(2,380,391)	$(4,592,032)

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	June 30,	December 31,
	2026	2025
Motor Vehicle	$-	$340,541
Less : Accumulated depreciation	-	(28,378)
Property and equipment, net	$-	$312,163

Depreciation expense for the six months ended June 30, 2026 and 2025 was $17,027 and nil, respectively. No depreciation expense was recorded during the three months ended June 30, 2026 following the disposal of the motor vehicle.

During the three months ended June 30, 2026, the Company disposed of its motor vehicle, which had a net book value of $295,136, for cash proceeds of $270,000, and recognized a loss on disposition of assets of $25,136 in the unaudited condensed consolidated statements of operations. As of June 30, 2026, property and equipment, net was nil.

6. ACQUISITION OF CWS PLATFORM

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

During the year ended December 31, 2025, the Company determined that the CWS Platform intangible asset was fully impaired and recorded an impairment charge of $10,000. As of June 30, 2026, the carrying value of the CWS Platform intangible asset is nil.

7. INVESTMENTS, AT COST

The Company held minority equity interests in Cannon Estate Winery Ltd. and Chase Mocktails Ltd. (f/k/a DRNK Beverage Corp.), each accounted for under the cost method of accounting. As of June 30, 2026 and December 31, 2025, the carrying value of both investments was nil— following full impairment recognized during the years ended December 31, 2024 and 2025.

During the year ended December 31, 2025, the Company recognized impairment charges of $817,500 and $300,000 related to its investments in Cannon Estate Winery Ltd. and Chase Mocktails Ltd., respectively. The cumulative impairment recognized on Chase Mocktails Ltd. totaled $4,800,000. No impairment charges were recognized during the three and six months ended June 30, 2026.

8. INVESTMENT IN JOINT VENTURES

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

The Company evaluated its investments under ASC 323, Investments — Equity Method and Joint Ventures. Although YHC held a 20% ownership interest in each joint venture entity, the Company determined that significant influence did not exist over the three formed joint venture entities, as the express terms of each joint venture agreement explicitly prohibited YHC from appointing directors or officers of, or participating in the day-to-day management or operations of, any joint venture entity. As the presumption of significant influence was rebutted, the equity method of accounting was not applied, and the investments were carried at cost.

Each joint venture agreement provides YHC with a put right, exercisable at any time following the first anniversary of the respective agreement, pursuant to which YHC may require the co-venturer to repurchase YHC’s interest at a price equal to YHC’s total funded investment amount.

Of the aggregate $24,000,000 total commitment, $18,494,000 had been funded prior to the terminations described below, comprising $14,670,000 funded to the three formed joint venture entities and $3,824,000 advanced to Sequoia Equity Group Inc. pending formation of the Middle East joint venture entity.

No income or loss from the joint ventures was recognized during the six months ended June 30, 2026, as the investments were carried at cost and no dividends or distributions were declared by any joint venture entity prior to termination.

In April 2026, all four agreements were terminated, and the amounts previously funded, aggregating $18,494,000, were returned to YHC in the form of USDT, a digital asset. This USDT, together with USDT received from other sources, was subsequently applied toward the consideration for the acquisition of Fusion Five Continents Securities Limited, which completed its additional closing on June 1, 2026. Following the terminations, the Company has no remaining joint venture commitments or obligations, and no investment in joint ventures is carried on the unaudited condensed consolidated balance sheet as of June 30, 2026. See Note 9 — Digital Assets and Note 4 — Business Combination.

The movement in investments in joint ventures and advances during the period was as follows:

Investment in joint ventures at December 31, 2025	$14,670,000
Advance for investment in joint venture at December 31, 2025	3,824,000
Total funded at December 31, 2025	18,494,000
Returned in the form of USDT	(18,494,000)
Investment in joint ventures and advances at June 30, 2026	$-

9. DIGITAL ASSETS

The Company’s digital assets consist of Tether (USDT), a stablecoin pegged to the U.S. dollar, held to facilitate the acquisition of Fusion Five Continents Securities Limited (“Fusion Five”) and related funding activity described below, and USDT held by Fusion Five on behalf of its clients in connection with client funding and securities trading activities.

Digital assets are measured at fair value in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets, as updated by ASU 2023-08, Accounting for and Disclosure of Crypto Assets, with changes in fair value recognized in net income. The Company determines fair value using quoted prices for identical assets in an active market accessible by the Company as of the measurement date, without adjustment, which the Company has concluded represents a Level 1 measurement within the fair value hierarchy of ASC 820, Fair Value Measurement. No realized or unrealized gains or losses were recognized during the period, as USDT was received, held, and settled at $1.00 per token throughout.

The Company classifies its digital assets as current assets, as they are readily convertible to cash and the Company does not intend, nor is it restricted, to hold such assets beyond twelve months from the balance sheet date. The Company holds no digital assets that are subject to contractual sale restrictions. See Note 3 — Summary of Significant Accounting Policies, Digital Assets – External Trust Company and Payable – External Trust Company, for the Company’s accounting policy and disclosures related to digital assets held by Fusion Five on behalf of its clients.

The following table presents the Company’s digital asset holdings as of June 30, 2026. USDT was the Company’s only significant individual crypto asset holding during the period, and the Company held no digital assets as of December 31, 2025.

	June 30, 2026
	Units	Cost Basis	Fair Value
Digital assets, at fair value	1,000,000	1,000,000	1,000,000
Digital assets, held on behalf of clients, at fair value	409,340	409,340	409,340
	1,409,340	$1,409,340	$1,409,340

The following table presents the changes in the Company’s own digital assets, held for its general corporate purposes, and describes the nature of each addition and disposition, for the six months ended June 30, 2026 and 2025. Digital assets held on behalf of clients are excluded from this table, as their movement corresponds directly to client-directed funding and withdrawal activity rather than the Company’s own treasury and acquisition-related transactions.

	Six Months Ended
	June 30,
	2026	2025
Beginning balance	$-	$-
Additions:
USDT received in settlement of investments in and advances for joint ventures	18,494,000	-
USDT received in settlement of an advance payment to a distributor	3,279,000	-
USDT received in settlement of amounts due from a related party	2,603,223	-
USDT purchased with cash	4,051,415	-
USDT received as proceeds from a promissory note	40,000,000	-
Dispositions:
USDT transferred as consideration for the acquisition of Fusion Five	(67,080,000)	-
USDT converted to U.S. dollars	(347,638)	-
Ending balance	$1,000,000	$-

10. ADVANCE PAYMENT TO DISTRIBUTOR

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

Through the dates of termination described below, no amortization had been recorded with respect to either arrangement, pending commencement of services.

In April 2026, both arrangements were terminated, and the amounts previously paid, aggregating $3,279,000, were returned to the Company in the form of USDT, a digital asset. This USDT, together with USDT received from other sources, was subsequently applied toward the consideration for the acquisition of Fusion Five. As a result, the Company does not anticipate recording any expense or loss in connection with these arrangements. See Note 9 — Digital Assets and Note 4 — Business Combination.

11. ACCRUED AND OTHER PAYABLES

Accrued and other payables consist of the following:

	June 30,	December 31,
	2026	2025
Accrued retention and settlement payments	$13,729	$13,729
Accrued consulting and other fees	178,675	231,435
Taxes payable	11,258	11,143
Accrued deferred offering costs	95,000	115,000
Accrued interest payable	263,014	-
Accrued compensation	388,000	280,000
Accrued legal & professional fees	294,276	177,809
Other accrued	148,098	153,623
Total accrued and other payables	$1,392,050	$982,739

Other accrued expenses, related party	119,694	45,000
Accrued retention and settlement payments, related parties	274,212	715,975
Total accrued and other payables, related parties	$393,906	$760,975

12. NOTES PAYABLE

On May 20, 2026, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with several purchasers (collectively, the “Holders”), pursuant to which the Company issued 6% promissory notes (the “Notes”) in an aggregate principal amount of $40,000,000, in seven tranches ranging from $5,000,000 to $10,000,000 each. The Notes are governed by substantially identical terms, as summarized below.

Each Note bears interest at a rate of 6.0% per annum, computed on the basis of a 360-day year and actual days elapsed, and is payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, and on the Maturity Date. The Notes mature on May 20, 2028 (the “Maturity Date”). Upon the occurrence and during the continuance of an event of default, the applicable interest rate increases to 12.0% per annum until such default is cured or waived in writing.

The Notes constitute direct, unconditional, and unsecured obligations of the Company and rank pari passu in right of payment with the Company’s other present and future unsecured and unsubordinated indebtedness, and senior in right of payment to the Company’s equity securities. The Company may prepay the Notes, in whole or in part, at any time without penalty or premium, at a redemption price equal to 100% of the outstanding principal amount being prepaid, plus accrued and unpaid interest thereon. Payments of principal and interest under the Notes may be made, at the Company’s election, in United States dollars or in Qualified Digital Assets, as defined in the Purchase Agreement.

The Notes contain events of default customary for instruments of this type, including failure to make required payments of principal or interest, cross-default to other indebtedness of the Company in excess of $250,000, certain bankruptcy and insolvency events, and certain events affecting the Company’s status as a publicly traded, reporting company under the Securities Exchange Act of 1934, as amended. The Notes also contain affirmative covenants customary for instruments of this type, including covenants relating to maintenance of corporate existence and payment of taxes, but do not contain financial maintenance covenants.

During the six months ended June 30, 2026, the Company received aggregate advances of $40,000,000 under the Notes, funded in Qualified Digital Assets rather than cash, in connection with the acquisition of Fusion Five Continents Securities Limited. See Note 9 — Digital Assets.

Interest expense on the Notes was $263,014 for both the three and six months ended June 30, 2026, and accrued and unpaid interest of $263,014 is included in accrued and other payables as of June 30, 2026. No principal payments were made during the period.

As of June 30, 2026, the future contractual maturities of the Notes were as follows:

Year Ending December 31,
2026 (remaining six months)	$-
2027	-
2028	40,000,000
Total	$40,000,000

13. STOCKHOLDERS’ EQUITY

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

Reverse Stock Split

On July 9, 2026, the Company effected a one-for-one hundred (1-for-100) reverse stock split of its issued and outstanding common stock, as described in Note 1. All share and per-share amounts presented throughout this Note have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented, in accordance with ASC 260, Earnings Per Share.

2026 Stock Transactions

During the three months ended June 30, 2026, the Company issued 1,619 shares of common stock pursuant to its at-the-market offering program for net proceeds of $165,999.

2025 Stock Transactions

During the six months ended June 30, 2025, the Company issued 23,611 shares of common stock pursuant to its at-the-market offering program for net proceeds of $11,559,068, of which $108,054 was received in April 2025 and recorded as a subscription receivable as of March 31, 2025. Additionally, the Company issued 2,105 shares of common stock upon the cash exercise of outstanding warrants for aggregate gross proceeds of $4,051,415. As of June 30, 2025, no warrants remained outstanding.

During the six months ended June 30, 2025, the Company issued 33 shares of common stock to Avraham Ben-Tzvi in recognition of his service as a former director, valued at $5,180 per share based on the grant-date fair value of January 2, 2025, resulting in stock-based compensation expense of $172,679 recorded within general and administrative expenses in the statements of operations.

On June 3, 2025, the Company entered into an Advisory Services Agreement with a third party to provide capital markets and investor relations advisory services, in connection with which the Company issued 330 shares of common stock valued at $144 per share, resulting in a total non-cash expense of $47,520 recorded within general and administrative expenses for the three and six months ended June 30, 2025.

During the six months ended June 30, 2025, the Company issued 2,105 shares of common stock upon the exercise of warrants, resulting in aggregate gross proceeds of $4,051,415. As of June 30, 2025, no warrants remain outstanding.

Restricted Stock Units

As of December 31, 2025, all restricted stock units had been fully vested or forfeited and no unrecognized compensation cost remained. No RSU activity occurred during the six months ended June 30, 2026. Stock-based compensation expense related to restricted stock units was $0 and $664,696 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $1,360,205 for the six months ended June 30, 2026 and 2025, respectively.

14. RELATED PARTY TRANSACTIONS

KBROS and Ssquared Spirits LLC

The Company’s founder and Chief Executive Officer, who is a stockholder and member of the Board of Directors, has an economic interest in Ssquared Spirits LLC, the seller of the CWS Platform acquisition. The spouse of the Company’s former Chief Executive Officer and director is the President and controlling stockholder of KBROS, the managing member and director of Ssquared Spirits LLC, and a minority shareholder of the Company. See Note 6 for the CWS Platform acquisition from SSquared.

KBROS serves as the Company’s Product Handler pursuant to a Product Handling Agreement. Under the agreement, KBROS is entitled to a monthly fee of $40,000 plus reimbursement of shipping and handling fees incurred in fulfilling customer orders, and a bonus upon reaching certain revenue milestones. During the three and six months ended June 30, 2026, the Company did not incur any product handling fees or incentive compensation payable to KBROS. During the three and six months ended June 30, 2025, the Company incurred product handling fees of $0 and $40,000, respectively, to KBROS, recorded within cost of revenue in the statements of operations, and $0 and $100,000, respectively, in incentive compensation, recorded within sales and marketing expenses in the unaudited consolidated statements of operations.

In October 2024, the Company entered into a settlement and release agreement with KBROS and its controlling stockholder for an aggregate amount of $4,100,000, recorded within general and administrative expenses in the statements of operations. As of June 30, 2026 and December 31, 2025, $234,212 and $675,975, respectively, remained unpaid and are included in accrued and other payables, related party on the balance sheet.

See Note 17 for funding commitment with KBROS.

Country Wine & Spirits, Inc. (“CWS”)

CWS operates six brick-and-mortar locations for the sale of beer, wine, and spirits and specializes in logistics of shipping. To date, CWS has distributed all of the alcohol ordered by customers through the CWS Platform, via the Company’s Product Handler agreement with KBROS. The President of CWS is also the 100% owner of KBROS, the Product Handler.

As of June 30, 2026 and December 31, 2025, accounts receivable, related party, with CWS was nil and $232,283, respectively, included in accounts receivable, related party, on the unaudited condensed consolidated balance sheets.

Performance Bonus – Chief Executive Officer

During the three and six months ended June 30, 2026, the Company did not pay its Chief Executive Officer a performance bonus. During the three and six months ended June 30, 2025, the Company paid its Chief Executive Officer a performance bonus of $0 and $100,000, respectively, for achieving certain revenue levels through the CWS Platform, which is included under sales and marketing expense in the consolidated statements of operations.

Due to/from Related Parties

As of June 30, 2026, the Company had $260,272 due from related parties on the balance sheet, representing amounts due from Sean Dollinger, the Company’s Chief Executive Officer. As of December 31, 2025, the Company had $2,364,450 due from related parties, consisting of $50,000 due from Mr. Dollinger and $2,314,450 due from Yilin Lu, then the President and a member of the Board of Directors of the Company. These amounts are unsecured, non-interest bearing, and have no fixed repayment terms.

On June 4, 2026, Mr. Lu resigned from his position as President and as a member of the Board of Directors of the Company, effective immediately. Mr. Lu’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. In April 2026, prior to his resignation, the Company received repayment of $2,603,223 from Mr. Lu, received in USDT, in respect of amounts due from him, which is reflected as a related party transaction for the period during which the relationship existed, in accordance with ASC 850, Related Party Disclosures. As Mr. Lu is no longer an officer or director of the Company, and holds no other relationship that would cause him to be a related party as of June 30, 2026, the $143,544 due from Mr. Lu as of that date is presented as other receivable rather than as due from a related party.

As of June 30, 2026, the Company had $3,001 due to related parties, payable to Mr. Dollinger. As of December 31, 2025, the Company had $6,713 due to related parties, consisting of $3,713 in reimbursable business expenses charged to a credit card held by Mr. Dollinger and $3,000 payable directly to Mr. Dollinger.

Fusion Five – Related Party

The Company’s majority-owned subsidiary, Fusion Five, has amounts due to a director of Fusion Five. The amount is unsecured, non-interest bearing, and repayable on demand. As of June 30, 2026, amounts due to related parties of Fusion Five were $57,453.

Lease

The Company historically leased space, which is now month-to-month, from South Doll Limited Partnership, an entity affiliated with the Company’s Chief Executive Officer. Pursuant to retention and settlement agreements entered into during the year ended December 31, 2024, the Company agreed to pay $40,000 to South Doll Limited Partnership, an entity affiliated with the Company’s Chief Executive Officer. As of June 30, 2026 and December 31, 2025, this amount remained unpaid and is included in accrued and other payables, related party on the balance sheets.

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

15. SEGMENT REPORTING

The Company has adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure, on both an annual and interim basis, of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and other segment items.

The Company determines its operating segments in accordance with ASC 280, Segment Reporting, based on the information reviewed by the CODM, who is the Company’s Chief Executive Officer in allocating resources and assessing performance. Prior to the acquisition of Fusion Five Continents Securities Limited (“Fusion Five”) on June 1, 2026, the Company operated as a single reportable segment in the beverage alcohol e-commerce and marketing industry. Following the acquisition, the Company has determined that it operates in two reportable segments: (i) beverage alcohol, comprising the Company’s marketing services, e-commerce, and product distribution operations, and (ii) financial services, comprising Fusion Five’s securities brokerage operations. These segments have distinct regulatory environments, customer bases, and revenue and margin structures, and are evaluated separately by the CODM.

The CODM evaluates segment performance based on segment revenue and cost of revenue. Other operating expenses, including general and administrative expenses and sales and marketing expenses, together with non-operating items, are reviewed by the CODM on a consolidated basis and are not regularly provided to the CODM disaggregated by segment; accordingly, such amounts are presented below as “Other segment items, net” and are not allocated between segments.

The following table presents segment revenues, the significant expense categories regularly provided to the CODM, and segment net income (loss), which is also consolidated net income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Segment revenue:
Beverage alcohol	$308,197	$498,528	$530,880	$927,868
Financial services	37,778	-	37,778	-
Total revenue	345,975	498,528	568,658	927,868
Less: Segment cost of revenue:
Beverage alcohol	295,333	414,022	540,252	813,204
Financial services	4,740	-	4,740	-
Total cost of revenue	300,073	414,022	544,992	813,204
Segment gross profit	45,902	84,506	23,666	114,664

Less: other segment items, net (unallocated)
General and administrative	1,263,129	2,207,612	4,044,029	4,230,773
Sales and marketing	-	80,676	105,000	487,529
Other segment items, net (1)	(3,919,142)	(1,400)	(5,912,309)	(11,606)
Segment and consolidated net income (loss)	$2,701,915	$(2,202,382)	$1,786,946	$(4,592,032)

(1)	Other segment items comprise interest expense, loss on disposition of assets, the gain on remeasurement of the previously held equity interest in Fusion Five, other income and income tax expense (benefit). These items are not regularly provided to the CODM at a more disaggregated level.

The measure of segment assets reviewed by the CODM is consolidated total assets as presented on the condensed consolidated balance sheets, as segment-level asset information is not regularly provided to the CODM.

	June 30,	December 31,
	2026	2025
Segment and consolidated total assets	$140,189,099	$31,232,458

Geographic Information

The Company’s revenues are generated primarily in the United States. The Company’s subsidiary, YHC Online Limited, is incorporated and operates in Hong Kong; however, it did not generate revenue during the three and six months ended June 30, 2026 and 2025. Following the acquisition of Fusion Five, a New Zealand entity, on June 1, 2026, the Company generated revenue of $37,778 from Fusion Five’s brokerage operations during the three and six months ended June 30, 2026. Substantially all other revenues are attributable to the United States. Revenues are attributed to countries based on the location of the entity generating the revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
United States	$308,197	$498,528	$530,880	$927,868
New Zealand (Fusion Five)	37,778	-	37,778	-
Total revenues	$345,975	$498,528	$568,658	$927,868

16. LEASES

SWOL Lease

In March 2025, SWOL Holdings Inc., a wholly-owned subsidiary of the Company, entered into a commercial lease agreement with CapMinds, a related party, for office space located at 6538 Collins Ave, Suite 344, Miami Beach, Florida, which also serves as the Company’s principal executive offices. CapMinds is an entity affiliated with Alexandra Hoffman, CEO of SWOL Holdings. See Note 14 - Related Party Transactions. The lease commenced on March 15, 2025 and expires on March 31, 2030, with a term of approximately five years. Base rent is $1,200 per month, with all utilities and service charges borne by the landlord. The lease does not contain renewal options at a predetermined rate, variable lease payments, or residual value guarantees.

During the six months ended June 30, 2026, the commercial lease agreement for office spaced located at 6800 Indian Creek Dr. Suite 1E Miami Beach, Florida 33141 was terminated and determined to be ineffective. Accordingly, the Company derecognized the related right-of-use asset of $51,651 and operating lease liability of $51,651 during the six months ended June 30, 2026, resulting in no net impact on the condensed consolidated statements of operations. Following the termination, the Company has no remaining obligations under the lease agreement.

17. COMMITMENTS AND CONTINGENCIES

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

For further details regarding the settlement agreement, see Note 14.

Fusion Five — Remaining Purchase Commitment

Pursuant to the Share Purchase Agreement described in Note 4 — Business Combination, the Company has agreed to acquire the remaining 46% of the issued and outstanding shares of Fusion Five Continents Securities Limited (“Fusion Five”) not already owned by the Company, in one or more subsequent closings, for an aggregate purchase price of $59,800,000. Completion of the remaining closings is subject to the receipt of required government regulatory approvals and is expected to be funded through additional equity or debt financing, proceeds from the Company’s at-the-market offering program, or other capital-raising transactions. There can be no assurance that the required regulatory approvals will be obtained or that adequate financing will be available on terms acceptable to the Company, or at all. See Note 4 — Business Combination and Note 18 — Subsequent Events.

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

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 19, 2026, the date these unaudited condensed consolidated financial statements were available to be issued, and identified the following matters requiring disclosure.

Issuance of Common Stock

Between July 1, 2026 and July 8, 2026, the Company issued an aggregate of 1,088,503 shares of common stock pursuant to its at-the-market offering program for net proceeds of $7,316,687. Following these issuances, the Company had 130,383,799 shares of common stock issued and outstanding immediately prior to the Reverse Stock Split described below, equivalent to approximately 1,303,838 shares on a post-Reverse Stock Split-adjusted basis, before giving effect to the rounding of fractional shares at the participant level. All share amounts in this Note are presented on a post-Reverse Stock Split basis.

Reverse Stock Split

On July 9, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect a one-for-one hundred (1-for-100) reverse stock split of its issued and outstanding common stock, which became effective at 12:01 a.m., Eastern Time, on July 13, 2026. As a result of the Reverse Stock Split, the Company’s 130,383,799 shares of common stock issued and outstanding immediately prior to the Reverse Stock Split were combined into approximately 1,303,879 shares; fractional shares were rounded up to the next whole share at the participant level, resulting in 1,303,879 shares of common stock issued immediately following the Reverse Stock Split. See Note 1 — Nature of Operations.

Subsequent to the Reverse Stock Split, the Company issued an additional 32 shares of common stock. As of August 19, 2026, the Company had 1,303,911 shares of common stock issued, of which 54 shares were held as treasury stock, resulting in 1,303,857 shares of common stock outstanding.

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

Following the acquisition of a controlling interest in Fusion Five Continents Securities Limited (“Fusion Five”) on June 1, 2026, we also operate a New Zealand financial services company operating an AI-powered cross-border securities trading platform with proprietary USDT-based funding and settlement capabilities that enable clients internationally to buy and sell securities electronically and to make stablecoin deposits for the trading of Hong Kong and United States equities. Our business accordingly consists of two operating segments: beverage alcohol and financial services. See Note 15 — Segment Reporting.

Through our wholly owned subsidiary SWOL Holdings Inc., we develop and market SWOL Tequila. Through our wholly owned subsidiary YHC Online Limited, we entered into joint venture agreements in December 2025 to cooperate in the creation and monetization of multi-channel network content for digital platforms; in April 2026, all such joint venture agreements were terminated. See Note 8 — Investment in Joint Ventures and Note 4 — Business Combination.

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

At-the-Market Offering

On March 11, 2026, the Company entered into a sales agreement with A.G.P./Alliance Global Partners, pursuant to which the Company may sell shares of its common stock having an aggregate offering price of up to $50,273,610 from time to time in at-the-market transactions. The sales agent is entitled to a commission of 3.0% of gross proceeds per share sold. During the three months ended June 30, 2026, the Company issued 1,619 shares of common stock under the agreement for net proceeds of $165,999.

Termination of Joint Venture Agreements

In April 2026, all four joint venture agreements entered into in December 2025 by YHC Online Limited were terminated. In connection with the terminations, all amounts previously funded, aggregating $18,494,000, were returned to the Company in the form of USDT, a digital asset, and, together with USDT received from other sources, applied toward the consideration for the acquisition of Fusion Five. See Note 4 — Business Combination.

Termination of Distribution and Marketing Service Agreements

In April 2026, both distribution and marketing service agreements entered into during 2025 with two Hong Kong entities were terminated. In connection with the terminations, all amounts previously paid under the agreements, aggregating $3,279,000, were returned to the Company in the form of USDT, a digital asset, and, together with USDT received from other sources, applied toward the consideration for the acquisition of Fusion Five. See Note 4 — Business Combination.

Fusion Five Continents Securities Limited Share Purchase Agreement

On April 11, 2026, the Company entered into a share purchase agreement with Fusion Five Continents Securities Limited, a New Zealand limited company, and with its controlling shareholder, pursuant to which the Company agreed to acquire all of the issued and outstanding shares of the company in multiple closings, at a total consideration of $126,880,000, payable in Tether (USDT). On April 24, 2026, the Company completed the initial closing, acquiring 24% of the outstanding shares for $28,080,000. On June 1, 2026, the Company completed an additional closing, acquiring a further 30% of the outstanding shares for $39,000,000, bringing its aggregate holding to 54% and obtaining control of Fusion Five, which has been consolidated from that date. The remaining 46% of the outstanding shares are to be acquired in one or more subsequent closings for $59,800,000, subject to receipt of required regulatory approvals. The Company expects to require additional financing to fund the remaining closings. Failure to secure adequate financing could delay or prevent the consummation of the remaining closings. The acquisition represents a significant use of capital, and the Company’s ability to meet its other operational and liquidity needs will depend on its ability to raise additional funds. See Note 4 — Business Combination.

Reverse Stock Split

On July 9, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect a one-for-one hundred (1-for-100) reverse stock split of its issued and outstanding common stock, which became effective on July 13, 2026. All share and per-share amounts in this Quarterly Report have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. See Note 1 — Nature of Operations and Note 18 — Subsequent Events.

Common Stock Issuances

Between July 1, 2026 and July 8, 2026, the Company issued an aggregate of 1,088,503 shares of common stock for net proceeds of $7,316,687, pursuant to its at-the-market offering program. See Note 18 — Subsequent Events.

Results of Operations

Comparison of Three Months Ended June 30, 2026 and June 30, 2025

The following table sets forth key components of our results of operations during the three months ended June 30, 2026 and 2025.

	Three Months Ended
	June 30,
	2026	2025	Var. $	Var. %

Revenue - services	$3,781	$15,319	$(11,538)	-75%
Revenue - product	304,416	483,209	(178,793)	-37%
Revenue - brokerage	37,778	-	37,778	n/a
Total revenues	345,975	498,528	(152,553)	-31%

Cost of revenue - services	-	-	-	n/a
Cost of revenue - product	295,333	414,022	(118,689)	-29%
Cost of revenue - brokerage	4,740	-	4,740	n/a
Total cost of revenue	300,073	414,022	(113,949)	-28%
Gross (loss) profit	45,902	84,506	(38,604)	-46%

Operating expenses:
General and administrative	1,263,129	2,207,612	(944,483)	-43%
Sales and marketing	-	80,676	(80,676)	-100%
Total operating expenses	1,263,129	2,288,288	(1,025,159)	-45%

Loss from operations	(1,217,227)	(2,203,782)	986,555	-45%

Other income (expense):
Interest expense	(263,014)	-	(263,014)	n/a
Loss on disposition of assets	(25,136)	-	(25,136)	n/a
Gain on remeasurement of previously held equity interest	4,206,055	-	4,206,055	n/a
Other income	1,237	1,400	(163)	-12%
Total other income	3,919,142	1,400	3,917,742	279839%

Income tax expense	-	-	-	n/a
Net income (loss)	$2,701,915	$(2,202,382)	$4,904,297	-223%

Revenue

Service revenues were $3,781 for the three months ended June 30, 2026, compared to $15,319 for the three months ended June 30, 2025, a decrease of $11,538, or approximately 75%. The decrease was attributable primarily to fewer marketing service engagements through the CWS Platform and lower Vault membership subscription revenue.

Product revenues were $304,416 for the three months ended June 30, 2026, compared to $483,209 for the three months ended June 30, 2025, a decrease of $178,793, or approximately 37%. The decline reflects lower customer traffic and order activity through the CWS Platform, consistent with management’s strategic focus on profitability with the existing customer base rather than top-line growth.

Brokerage revenues were $37,778 for the three months ended June 30, 2026, with no comparable revenue in the 2025 period. Brokerage revenue represents commissions and platform income earned by Fusion Five Continents Securities Limited (“Fusion Five”), following the Company’s acquisition of a controlling interest in Fusion Five on June 1, 2026. See Note 4 — Business Combination.

Cost of Revenue and Gross Profit (Loss)

Service cost of revenues was $0 for both the three months ended June 30, 2026 and 2025.

Product cost of revenues was $295,333 for the three months ended June 30, 2026, compared to $414,022 for the three months ended June 30, 2025, a decrease of $118,689, or approximately 29%, consistent with the decline in product revenue described above.

Brokerage cost of revenues was $4,740 for the three months ended June 30, 2026, with no comparable amount in the 2025 period, representing fees paid to Fusion Five’s Execution Broker and other third parties for trade execution, clearing, and settlement services attributable to the post-acquisition period.

Gross profit was $45,902 for the three months ended June 30, 2026, compared to $84,506 for the three months ended June 30, 2025, a decrease of $38,604, or approximately 46%. The decrease was primarily attributable to the decline in product gross profit, partially offset by the gross profit contribution from Fusion Five’s brokerage operations following the acquisition.

General and Administrative

General and administrative expenses were $1,263,129 for the three months ended June 30, 2026, compared to $2,207,612 for the three months ended June 30, 2025, a decrease of $944,483, or approximately 43%. The decrease was primarily attributable to lower professional fees and administrative costs in the Company’s beverage alcohol operations during the current period.

Sales and Marketing

Sales and marketing expenses were $0 for the three months ended June 30, 2026, compared to $80,676 for the three months ended June 30, 2025, a decrease of $80,676, or 100%, reflecting the continued absence of discretionary advertising and promotional spending during the current period.

Other Income (Expense)

Interest expense was $263,014 for the three months ended June 30, 2026, with no comparable expense in the 2025 period, representing interest on the promissory notes issued in May 2026. See Note 12 — Notes Payable.

The Company recognized a loss on disposition of assets of $25,136 for the three months ended June 30, 2026, with no comparable amount in the 2025 period, in connection with the disposal of the Company’s motor vehicle. See Note 5 — Property and Equipment, Net.

The Company recognized a gain on remeasurement of the previously held equity interest of $4,206,055 for the three months ended June 30, 2026, with no comparable amount in the 2025 period, in connection with the remeasurement of the Company’s previously held 24% equity interest in Fusion Five to its acquisition-date fair value upon obtaining control on June 1, 2026. See Note 4 — Business Combination.

Other income was $1,237 for the three months ended June 30, 2026, compared to $1,400 for the three months ended June 30, 2025, a decrease of $163, or approximately 12%.

Net Income (Loss)

Net income was $2,701,915 for the three months ended June 30, 2026, compared to a net loss of $2,202,382 for the three months ended June 30, 2025, an improvement of $4,904,297. The improvement was primarily attributable to the $4,206,055 gain on remeasurement of the previously held equity interest in Fusion Five and the decrease in general and administrative expenses, partially offset by interest expense on the promissory notes and the loss on disposition of the Company’s motor vehicle.

Comparison of Six Months Ended June 30, 2026 and June 30, 2025

The following table sets forth key components of our results of operations during the six months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30,
	2026	2025	Var. $	Var. %

Revenue - services	$16,353	$92,675	$(76,322)	-82%
Revenue - product	514,527	835,193	(320,666)	-38%
Revenue - brokerage	37,778	-	37,778	n/a
Total revenues	568,658	927,868	(359,210)	-39%

Cost of revenue - services	13,553	1,400	12,153	868%
Cost of revenue - product	526,699	811,804	(285,105)	-35%
Cost of revenue - brokerage	4,740	-	4,740	n/a
Total cost of revenue	544,992	813,204	(268,212)	-33%
Gross (loss) profit	23,666	114,664	(90,998)	-79%

Operating expenses:
General and administrative	4,044,029	4,230,773	(186,744)	-4%
Sales and marketing	105,000	487,529	(382,529)	-78%
Total operating expenses	4,149,029	4,718,302	(569,273)	-12%

Loss from operations	(4,125,363)	(4,603,638)	478,275	-10%

Other income (expense):
Interest expense	(263,014)	-	(263,014)	n/a
Loss on disposition of assets	(25,136)	-	(25,136)	n/a
Gain on remeasurement of previously held equity interest	4,206,055	-	4,206,055	n/a
Other income	1,994,404	11,606	1,982,798	17084%
Total other income	5,912,309	11,606	5,900,703	50842%

Income tax expense	-	-	-	n/a
Net income (loss)	$1,786,946	$(4,592,032)	$6,378,978	-139%

Revenue

Service revenues were $16,353 for the six months ended June 30, 2026, compared to $92,675 for the six months ended June 30, 2025, a decrease of $76,322, or approximately 82%. The decrease was primarily attributable to lower marketing service engagements through the CWS Platform and reduced Vault membership subscription revenue.

Product revenues were $514,527 for the six months ended June 30, 2026, compared to $835,193 for the six months ended June 30, 2025, a decrease of $320,666, or approximately 38%, reflecting continued lower customer traffic and order activity through the CWS Platform, consistent with management’s strategic focus on profitability with the existing customer base rather than top-line growth.

Brokerage revenues were $37,778 for the six months ended June 30, 2026, with no comparable revenue in the 2025 period, representing commissions and platform income earned by Fusion Five Continents Securities Limited (“Fusion Five”) since the Company’s acquisition of a controlling interest on June 1, 2026. See Note 4 — Business Combination.

Cost of Revenue and Gross Profit (Loss)

Service cost of revenues was $13,553 for the six months ended June 30, 2026, compared to $1,400 for the six months ended June 30, 2025, an increase of $12,153. The increase reflects a fixed cost retainer that commenced in July 2025, which has no corresponding expense in the 2025 period.

Product cost of revenues was $526,699 for the six months ended June 30, 2026, compared to $811,804 for the six months ended June 30, 2025, a decrease of $285,105, or approximately 35%, consistent with the decline in product revenue described above.

Brokerage cost of revenues was $4,740 for the six months ended June 30, 2026, with no comparable amount in the 2025 period, representing fees paid to Fusion Five’s Execution Broker and other third parties for trade execution, clearing, and settlement services attributable to the post-acquisition period.

Gross profit was $23,666 for the six months ended June 30, 2026, compared to $114,664 for the six months ended June 30, 2025, a decrease of $90,998, or approximately 79%. The decrease was primarily attributable to the decline in product gross profit and the increase in service cost of revenue described above.

General and Administrative

General and administrative expenses were $4,044,029 for the six months ended June 30, 2026, compared to $4,230,773 for the six months ended June 30, 2025, a decrease of $186,744, or approximately 4%. The net decrease reflects a $944,483 decline in general and administrative expenses during the second quarter of 2026, due to lower professional fees and administrative costs in the Company’s beverage alcohol operations, substantially offset by $1,150,000 of indemnification and related legal charges recorded in the first quarter of 2026, with no comparable amounts in the prior-year period.

Sales and Marketing

Sales and marketing expenses were $105,000 for the six months ended June 30, 2026, compared to $487,529 for the six months ended June 30, 2025, a decrease of $382,529, or approximately 78%. The decrease was primarily attributable to reduced advertising and promotional expenditures as the Company continued to execute its strategy of minimizing marketing spend.

Other Income (Expense)

Interest expense was $263,014 for the six months ended June 30, 2026, with no comparable expense in the 2025 period, representing interest on the promissory notes issued in May 2026. See Note 12 — Notes Payable.

The Company recognized a loss on disposition of assets of $25,136 for the six months ended June 30, 2026, with no comparable amount in the 2025 period, in connection with the disposal of the Company’s motor vehicle. See Note 5 — Property and Equipment, Net.

The Company recognized a gain on remeasurement of the previously held equity interest of $4,206,055 for the six months ended June 30, 2026, with no comparable amount in the 2025 period, in connection with the remeasurement of the Company’s previously held 24% equity interest in Fusion Five to its acquisition-date fair value upon obtaining control on June 1, 2026. See Note 4 — Business Combination.

Other income was $1,994,404 for the six months ended June 30, 2026, compared to $11,606 for the six months ended June 30, 2025, an increase of $1,982,798. The increase was primarily due to $1,944,603 of proceeds received under the Company’s directors and officers insurance policy during the three months ended March 31, 2026, with no comparable amount in the 2025 period.

Net Income (Loss)

Net income was $1,786,946 for the six months ended June 30, 2026, compared to a net loss of $4,592,032 for the six months ended June 30, 2025, an improvement of $6,378,978. The improvement was primarily attributable to the $4,206,055 gain on remeasurement of the previously held equity interest in Fusion Five and the $1,944,603 of directors and officers insurance proceeds received during the first quarter of 2026, partially offset by the $1,150,000 of indemnification and related legal charges recorded during the same period and interest expense on the promissory notes issued in May 2026.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $144,642 and $5,975,408, respectively, excluding cash held on behalf of clients of $316,932 as of June 30, 2026, representing client monies held in segregated accounts by Fusion Five Continents Securities Limited (“Fusion Five”). To date, we have financed our operations primarily through issuances of common stock and sales of our products and services.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The indicators include: (i) net losses incurred since inception; (ii) an accumulated deficit of $66,058,548 as of June 30, 2026; and (iii) cash and cash equivalents of $144,642 as of June 30, 2026, notwithstanding net income of $ 1,786,946 for the six months ended June 30, 2026, which was driven substantially by the non-cash gain on remeasurement of the previously held equity interest in Fusion Five and non-recurring insurance proceeds, rather than by cash generated from operations. Net cash used in operating activities was $3,004,669 for the six months ended June 30, 2026. Management is actively monitoring its liquidity position and evaluating various strategies to address these conditions. See Note 2 — Going Concern.

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

During the six months ended June 30, 2026, the Company raised $165,999 in net proceeds through the issuance of 1,619 shares of common stock under its at-the-market offering program. In April 2026, amounts previously funded under the Company’s joint venture agreements and distribution and marketing service agreements, aggregating $21,773,000, were returned to the Company in the form of USDT, a digital asset, and, together with USDT received from other sources, applied toward the consideration for the acquisition of Fusion Five. Subsequent to June 30, 2026, the Company issued an aggregate of 1,088,503 shares of common stock for net proceeds of $7,316,687. See Note 4 — Business Combination and Note 18 — Subsequent Events.

On March 11, 2026, the Company entered into a sales agreement with A.G.P./Alliance Global Partners, pursuant to which the Company may sell shares of its common stock having an aggregate offering price of up to $50,273,610 from time to time in at-the-market transactions. Through June 30, 2026, the Company had issued 1,619 shares of common stock under the agreement for net proceeds of $165,999.

The following table presents selected captions from our consolidated statement of cash flows for the six months ended June 30, 2026 and 2025:

Cash Flows

	Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(3,004,669)	$(8,263,348)
Net cash used in investing activities	$(2,053,423)	$(8,166,988)
Net cash (used in) provided by financing activities	$(454,571)	$15,610,483
Net change in cash, cash equivalents and restricted cash	$(5,513,834)	$(819,853)

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,004,969 for the six months ended June 30, 2026, compared to $8,263,348 for the six months ended June 30, 2025, a decrease in cash used of $4,718,109, or approximately 57%. The significant reduction was primarily attributable to the non-recurrence of $5,181,608 in cash payments made during the six months ended June 30, 2025 to settle accrued and other payables to related parties, representing retention, bonus, and settlement obligations that had been accrued in prior periods, compared to $134,787 of comparable payments during the six months ended June 30, 2026.

Net income was $1,786,946 for the six months ended June 30, 2026, compared to a net loss of $4,592,032 for the six months ended June 30, 2025; however, the improvement in net income was substantially non-cash in nature, driven by the $4,206,055 gain on remeasurement of the previously held equity interest in Fusion Five Continents Securities Limited (“Fusion Five”), which is excluded from operating cash flows. No stock-based compensation or restricted stock unit vesting expense was recognized during the six months ended June 30, 2026, compared to $220,200 and $1,360,205, respectively, during the six months ended June 30, 2025, as all restricted stock units had been fully vested or forfeited as of December 31, 2025.

The most significant working capital movements during the six months ended June 30, 2026 were as follows:

Accrued and other payables increased by $409,311, compared to a decrease of $542,309 in the corresponding 2025 period, reflecting legal, audit, and consulting fees accrued in connection with the Company’s SEC reporting obligations and ongoing corporate activities.

Payables – Client funds decreased by $1,063,422, reflecting client-directed withdrawals of cash held on behalf of Fusion Five’s clients following the acquisition. Fusion Five’s short-term investment – broker dealer and related payable – broker dealer, and its digital assets – external trust company and related payable – external trust company, each moved by offsetting amounts during the period, as these assets are held for the benefit of Fusion Five’s clients and are not available for the Company’s general operating purposes; accordingly, these movements had no net effect on operating cash flows.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,053,423 for the six months ended June 30, 2026, compared to $8,166,988 for the six months ended June 30, 2025, a decrease in cash used of $6,113,565, or approximately 75%. The decrease was primarily attributable to the non-recurrence of $8,166,988 funded under the Company’s joint venture agreements during the six months ended June 30, 2025, with no comparable funding activity during the six months ended June 30, 2026, as those agreements were terminated in April 2026. See Note 8 — Investment in Joint Ventures.

Investing activities during the six months ended June 30, 2026 consisted of $4,051,415 used to purchase digital assets (USDT), partially offset by $1,380,354 of cash held on behalf of clients acquired in the acquisition of Fusion Five Continents Securities Limited on June 1, 2026, $347,638 of proceeds from the conversion of digital assets to U.S. dollars, and $270,000 of proceeds from the disposal of the Company’s motor vehicle. See Note 5 — Property and Equipment, Net, Note 9 — Digital Assets, and Note 4 — Business Combination.

Net Cash (Used in) Provided by Financing Activities

For the six months ended June 30, 2026, net cash used in financing activities was $454,571, compared to net cash provided by financing activities of $15,610,483 for the six months ended June 30, 2025. Financing activities during the six months ended June 30, 2026 consisted of net advances to related parties of $540,570 and $80,000 of deferred offering costs related to the SWOL IPO, partially offset by $165,999 of net proceeds from the issuance of common stock under the Company's at-the-market offering program. For the six months ended June 30, 2025, net cash provided by financing activities was $15,610,483, consisting of $11,559,068 from the issuance of common stock pursuant to the Company’s at-the-market offering program and $4,051,415 from the exercise of outstanding warrants.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item. However, in light of our recent acquisition of a controlling interest in Fusion Five Continents Securities Limited (“Fusion Five”) on June 1, 2026, we are providing the following supplemental disclosures.

Digital Asset Risk

We hold digital assets, principally USDT, a U.S. dollar-denominated stablecoin, both for our own general corporate purposes and, through Fusion Five, on behalf of Fusion Five’s clients. As of June 30, 2026, the fair value of our own digital assets was $1,000,000, and digital assets held on behalf of Fusion Five’s clients had a fair value of $409,340. USDT is designed to maintain a stable value of $1.00 per token; however, there can be no assurance that this peg will be maintained. A significant decline in the value of USDT, or in the credit standing of its issuer, could adversely affect the value of our digital assets and our liquidity.

Foreign Currency Risk

Fusion Five’s functional currency is the New Zealand dollar. Fluctuations in the exchange rate between the New Zealand dollar and the U.S. dollar affect the U.S. dollar value of Fusion Five’s assets, liabilities, revenues, and expenses as translated into our reporting currency. We do not currently use derivative financial instruments to hedge our foreign currency exposure. A hypothetical 10% adverse movement in the NZD/USD exchange rate as of June 30, 2026 would not have had a material effect on our consolidated financial statements, given the current size of Fusion Five’s net asset position relative to our total assets; however, this exposure may become more significant as Fusion Five’s operations grow or as we complete the remaining closings of the Fusion Five acquisition.

Interest Rate Risk

Our $40,000,000 of promissory notes bear interest at a fixed rate of 6.0% per annum and are not subject to interest rate fluctuation risk with respect to our required interest payments. However, changes in prevailing market interest rates could affect the fair value of the Notes and our ability to refinance this or other indebtedness on favorable terms in the future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the U.S. Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the existence of the following material weaknesses in our internal control over financial reporting previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025:

Segregation of Duties. Our size has prevented us from being able to employ sufficient resources to enable an adequate level of supervision and segregation of duties. It is therefore difficult to effectively segregate accounting duties, which constitutes a material weakness in internal controls.

Insufficient Accounting and Financial Reporting Personnel. The Company lacks sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. generally accepted accounting principles (“U.S. GAAP”) and SEC reporting requirements. This deficiency increases the risk that material misstatements in the consolidated financial statements would not be prevented or detected on a timely basis.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Acquisition of Fusion Five

In connection with the acquisition of a controlling interest in Fusion Five Continents Securities Limited (“Fusion Five”) on June 1, 2026, management’s evaluation of disclosure controls and procedures as of June 30, 2026 did not include Fusion Five’s internal control over financial reporting, consistent with the general guidance provided by the SEC that allows a recently acquired business to be excluded from such assessment for a reasonable period following the acquisition. The Company is in the process of evaluating Fusion Five’s internal control environment, including differences arising from Fusion Five’s operations in New Zealand and its status as a newly regulated financial services subsidiary, and expects to complete this evaluation and integrate Fusion Five into the Company’s internal control framework within the period permitted under applicable SEC rules.

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

Although these actions represent progress toward remediation, the material weaknesses have not yet been fully remediated. There can be no assurance that these measures will be sufficient to remediate the identified material weaknesses or prevent future material weaknesses from arising.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the ongoing remediation efforts described above.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. See Note 17 — Commitments and Contingencies to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

We may not realize the anticipated benefits of the Fusion Five acquisition, and the integration of Fusion Five’s operations may be difficult, costly, or disruptive.

The acquisition of Fusion Five represents our entry into the financial services and securities brokerage industry, which is substantially different from our historical beverage alcohol operations. Successfully integrating Fusion Five’s operations, personnel, regulatory compliance functions, and financial reporting systems requires, and may continue to require, significant management attention and resources. We may encounter unforeseen difficulties, including differences in business practices, regulatory environments, and accounting systems between our historical operations and those of Fusion Five. Any failure to successfully integrate Fusion Five could adversely affect our business, financial condition, and results of operations.

We may be unable to complete the remaining closings of the Fusion Five acquisition, which are subject to regulatory approvals and our ability to obtain additional financing.

We have acquired an aggregate of 54% of Fusion Five’s issued and outstanding shares to date. The purchase of the remaining 46%, for an aggregate purchase price of $59,800,000, remains subject to the receipt of required regulatory approvals and our ability to secure additional financing. There can be no assurance that such approvals will be obtained or that adequate financing will be available on acceptable terms, or at all. Failure to complete the remaining closings could adversely affect our strategic plans, our investment in Fusion Five  and our relationship with Fusion Five’s other shareholders.

Our use of digital assets, including USDT, to fund a substantial portion of the Fusion Five acquisition, and Fusion Five’s use of digital assets in connection with its client-related operations, expose us to risks associated with stablecoins and digital asset markets.

A substantial portion of the consideration paid for the Fusion Five acquisition was paid in USDT, a U.S. dollar-denominated stablecoin, and Fusion Five holds certain digital assets on behalf of its clients in USDT. Stablecoins are subject to risks relating to the issuer’s ability to maintain adequate reserves and honor redemptions, regulatory uncertainty regarding their treatment under U.S. and foreign law, cybersecurity and custodial risks associated with digital asset wallets and third-party trust companies, and the risk that a stablecoin may lose its peg to the U.S. dollar. The materialization of any of these risks could adversely affect the value of our digital assets, our liquidity and our ability to complete the remaining Fusion Five closings.

Fusion Five depends on a single third-party execution broker, and a disruption to that relationship could adversely affect Fusion Five’s operations.

Substantially all of Fusion Five’s client securities transactions are executed through a single third-party execution broker. Fusion Five does not itself hold a securities dealing license in each of the jurisdictions where its clients trade. A termination or disruption of this relationship, or a deterioration in the execution broker’s financial condition or regulatory standing, could impair Fusion Five’s ability to provide trading services to its clients and adversely affect our financial services segment.

Fusion Five’s operations subject us to New Zealand regulatory requirements and foreign currency risk.

Fusion Five is registered as a financial service provider in New Zealand  and is subject to regulatory oversight that differs from the regulatory environment applicable to our historical U.S. operations. Changes in New Zealand financial services laws or regulation, or Fusion Five’s failure to maintain its registration or comply with applicable legal and regulatory requirements, could adversely affect our financial services segment. In addition, Fusion Five’s functional currency is the New Zealand dollar, and fluctuations in the NZD/USD exchange rate may affect the U.S. dollar value of Fusion Five’s assets, liabilities, and results of operations as reported in our consolidated financial statements.

We have incurred substantial indebtedness in connection with the Fusion Five acquisition, which could adversely affect our financial condition.

We issued $40,000,000 aggregate principal amount of promissory notes to fund a portion of the Fusion Five acquisition, which bear interest at 6.0% per annum and mature on May 20, 2028. Our ability to service this indebtedness depends on our future operating performance and financial condition, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. Our failure to make required payments under the notes when due could result in an event of default, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1

Certificate of Amendment to the Certificate of Incorporation of LQR House Inc., as filed with the Delaware Secretary of State on July 9, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).

10.1	Share Purchase Agreement, dated April 11, 2026, by and among LQR House Inc., Fusion Five Continents Securities Limited and Dean Shields (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2026).
10.2	Form of Note Purchase Agreement, dated as of May 20, 2026, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2026).
10.3.	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LQR HOUSE INC.

Date: August 19, 2026	By:	/s/ Sean Dollinger
Sean Dollinger
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2026	By:	/s/ Kumar Abhishek
Kumar Abhishek
Chief Financial Officer
(Principal Financial and Accounting Officer)